Form 10-Q
period 2001-03-31
NUI CORP /NJ/
filed 2001-05-15
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

         X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number     001-16385

NUI CORPORATION

(Exact name of registrant as specified in its charter)
New Jersey (State of incorporation)	22-3708029 (IRS employer identification no.)

550 Route 202-206, PO Box 760, Bedminster, New Jersey 07921-0760

(Address of principal executive offices, including zip code)

(908) 781-0500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes        X        No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2001: Common Stock, No Par Value: 13,737,356 shares outstanding.

NUI Corporation and Subsidiaries

Consolidated Statement of Income (Unaudited)

(Dollars in thousands, except per share amounts)
	Three Months Ended March 31		Six Months Ended March 31
	2001	2000	2001	2000

Operating Margins
Operating revenues	$423,886	$279,469	$744,265	$512,796
Less - Purchased gas and fuel	342,089	201,422	598,931	376,432
Cost of sales and services	6,151	4,858	10,843	8,494
Energy taxes	4,803	4,290	8,763	7,892
	70,843	68,899	125,728	119,978

Other Operating Expenses
Operations and maintenance	23,689	23,418	49,008	46,204
Depreciation and amortization	7,620	7,317	15,070	14,930
Taxes, other than income taxes	2,435	3,005	4,975	5,357
	33,744	33,740	69,053	66,491

Operating Income	37,099	35,159	56,675	53,487

Other Income and Expense, Net
Equity in earnings (losses) of TIC Enterprises, LLC, net	(5,953)	387	(5,192)	614
Other	344	(25)	786	17
	(5,609)	362	(4,406)	631

Income before Interest and Taxes	31,490	35,521	52,269	54,118

Interest expense	5,895	5,386	12,236	11,011

Income before Income Taxes	25,595	30,135	40,033	43,107

Income taxes	10,839	12,418	16,868	17,753

Net Income	$14,756	$17,717	$23,165	$25,354
	======	======	======	======
Net Income Per Share of Common Stock	$1.14	$1.37	$1.79	$1.97
	=====	=====	====	=====
Dividends Per Share of Common Stock	$0.245	$0.245	$0.49	$0.49
	=====	=====	=====	=====
Weighted Average Number of Shares
of Common Stock Outstanding	12,970,869	12,946,392	12,963,124	12,891,259
	========	========	========	========

See the notes to the consolidated financial statements

NUI Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands)
	March 31, 2001 (Unaudited)	September 30, 2000 (*)
ASSETS
Current Assets
Cash and cash equivalents	$5,106	$3,515
Accounts receivable (less allowance for doubtful accounts of
$1,162 and $1,544, respectively)	179,856	108,425
Notes receivable	---	7,000
Fuel inventories, at average cost	7,074	37,177
Unrecovered purchased gas costs	52,523	3,500
Prepayments and other	52,980	63,360
	297,539	222,977

Property, plant and equipment, at original cost	908,761	828,359
Accumulated depreciation and amortization	(293,836)	(281,976)
Unamortized plant acquisition adjustments	28,723	29,460
	643,648	575,843

Funds for Construction Held by Trustee	18,085	28,706

Investment in TIC Enterprises, LLC, net	21,032	26,225

Other Investments	5,730	1,191

Assets Held for Sale	3,732	---

Other Assets
Regulatory assets	50,115	50,615
Deferred charges	32,240	15,300
	82,355	65,915
	$1,072,121	$920,857
	========	=======
CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$182,401	$96,700
Current portion of capital lease obligations	2,091	1,965
Accounts payable, customer deposits and accrued liabilities	144,184	132,207
Federal income and other taxes	18,657	11,884
	347,333	242,756

Other Liabilities
Capital lease obligations	4,033	4,396
Deferred federal income taxes	83,173	75,248
Unamortized investment tax credits	4,606	4,825
Environmental remediation reserve	33,031	33,361
Regulatory and other liabilities	34,922	34,355
	159,765	152,185

Capitalization
Common shareholders' equity	296,059	256,969
Preferred stock	---	---
Long-term debt	268,964	268,947
	565,023	525,916
	$1,072,121	$920,857
	========	======

*Derived from audited financial statements

See the notes to the consolidated financial statements

NUI Corporation and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)
	Six Months Ended March 31,
	2001	2000

Operating Activities
Net income	$23,165	$25,354
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	16,067	15,653
Deferred Federal income taxes	4,676	2,545
Amortization of deferred investment tax credits	(219)	(230)
Other	8,945	(439)
Effect of changes in:
Accounts receivable, net	(70,553)	(35,826)
Fuel inventories	30,103	21,302
Accounts payable, deposits and accruals	6,531	(2,392)
Over (under) recovered purchased gas costs	(49,023)	9,950
Other	12,674	11,068
Net cash provided by (used in) operating activities	(17,634)	46,985

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	314	2,471
Dividends to shareholders	(6,409)	(6,331)
Notes Receivable from Virginia Gas	(13,000)	---
Funds for construction held by trustee, net	11,352	6,297
Principal payments under capital lease obligations	(998)	(1,223)
Net short-term borrowings (repayments)	55,500	(24,605)
Net cash used in financing activities	46,759	(23,391)

Investing Activities
Cash expenditures for utility plant	(20,128)	(20,511)
Investment in NUI Telecom	---	(730)
Acquisition of Virginia Gas	(6,375)	---
Other	(1,031)	(770)
Net cash used in investing activities	(27,534)	(22,011)

Net increase in cash and cash equivalents	$1,591	$1,583

Cash and Cash Equivalents
At beginning of period	$3,515	$1,561
At end of period	$5,106	$3,144

Supplemental Disclosures of Cash Flows
Income taxes paid, net	$3,865	$613
Interest paid	$13,703	$11,742

See the notes to the consolidated financial statements

NUI Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as NUI or the Company). The NUI is a multi-state company engaged in the sale and distribution of natural gas, energy commodity trading and marketing, sales outsourcing and telecommunications. The Company's utility divisions serve approximately 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York) and Virginia Gas. Virginia Gas is also engaged in other activities, such as pipeline operation; natural gas storage; gathering, marketing and distribution services; natural gas exploration, production and well operation; and propane distribution. The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc. (NUI Energy Solutions), an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc., a geospatial and customer information systems and services subsidiary; and NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary (see Note 3). The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

On March 28, 2001 the Company completed its acquisition of Virginia Gas Company (VGC) of Abingdon, Virginia (see Note 4).

The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NUI is a Holding Company and is exempt from registration under the Public Utility Holding Company Act of 1935. NUI's wholly owned subsidiary, NUI Utilities, Inc. is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the Company's results for an entire year.

2.  Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):
	March 31, 2001	September 30, 2000

Common stock, no par value	$240,468	$215,484
Shares held in treasury	(2,246)	(2,246)
Retained earnings	62,212	45,456
Unearned employee compensation	(4,375)	(1,725)
Total common shareholders' equity	$296,059	$256,969
	======	======

3.  Purchase of NUI Telecom

On November 12, 1999, the Company closed on its acquisition of International Telephone Group, Inc. (ITG). The acquisition was treated as a merger whereby ITG merged with and into a subsidiary of the Company. ITG subsequently changed its name to NUI Telecom, Inc. The purchase price totaled $5.8 million and included the issuance of 113,200 shares of NUI common stock, with the remainder paid in cash. NUI Telecom is a full service telephone company that provides its customers with a single service solution for all their telecommunication requirements including local, long distance, cellular, internet, and data communications services. The Agreement and Plan of Merger contains a provision whereby the previous shareholders of NUI Telecom will receive an additional $1.0 million in NUI common stock if NUI Telecom achieves certain revenue targets no later than December 31, 2003.

The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets of NUI Telecom is approximately $5.5 million, which includes the additional earnings contingency noted above, and is being amortized on a straight-line basis over a 20-year period.

4.  Purchase of Virginia Gas Company

On March 28, 2001, the Company completed its acquisition of Virginia Gas Company (VGC). The acquisition was treated as a merger whereby VGC became a wholly owned subsidiary of NUI. The purchase price totaled $29 million and included the issuance of 792,600 shares of NUI common stock, with the remainder paid in cash. VGC is a natural gas storage, pipeline, and propane and natural gas distribution company which operates in a region of the nation that has a rapidly growing demand for natural gas and power generation due to significant development. It owns one natural gas facility with fast-injection, fast withdrawal capabilities and has 50 percent ownership of a second storage facility.

The acquisition is being accounted for as a purchase. The excess of the purchase price over the net assets of VGC is estimated to be approximately $4.4 million and will be amortized on a straight-line basis over a 30-year period. In conjunction with the acquisition, the Company has identified two operations of Virginia Gas that will be held for sale. Accordingly, the net assets of Virginia Gas' Propane and Marketing operations as well as VGC's 50 percent equity interest in a distribution company have been segregated and classified as "Assets Held for Sale" on the Consolidated Balance Sheet at March 31, 2001.

5.  Contingencies

Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (EPA), the New Jersey Department of Environmental Protection (NJDEP) and other federal and state agencies.

The Company owns, or previously owned, certain properties on which manufactured gas plants (MGP) were operated by the Company or by other parties in the past. In New Jersey, the Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (NJBPU) and is currently conducting remedial activities at all six sites with oversight from the NJDEP. The Company also owns, or previously owned, 10 former MGP facilities located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $33 million, which is the probable minimum amount that the Company expects to expend during the next 20 years. Of this reserve, approximately $29 million relates to the six New Jersey MGP sites and approximately $4 million relates to the 10 sites located outside New Jersey.

The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. In New Jersey, the Company is currently recovering MGP-related expenditures on an annual basis through base rates and over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.5 million in environmental costs incurred between July 1, 1998 and June 30, 2000 is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $35.4 million as of March 31, 2001, reflecting the future recovery of both incurred costs and future environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $62.1 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

6.  Business Segment Information

The Company's operations are organized and managed by three primary segments: Distribution Services, Energy Sales and Services and Customer Services. The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Sales and Services segment reflects the operations of the Company's NUI Energy and NUI Energy Brokers subsidiaries, as well as off-system sales made by NUI Energy Brokers on behalf of the utility divisions. The Customer Services segment reflects the operations of the Company's UBS and NUI Telecom subsidiaries, as well as appliance leasing, repair and maintenance operations. The Company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the Company for the three and six-month periods ended March 31, 2001 and 2000. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the Company's operations are in the United States and therefore do not need separate disclosure by geographic region.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2001	2000	2001	2000
Revenues:
Distribution Services	$213,797	$153,457	$359,775	$262,592
Energy Sales and Services	265,060	134,077	456,814	263,074
Customer Services	10,386	7,988	19,573	15,171
Intersegment Revenues	(65,357)	(16,053)	(91,897)	(28,041)
Total Revenues	$423,886	$279,469	$744,265	$512,796
	======	======	======	======
Pre-Tax Operating Income (Loss):
Distribution Services	$35,327	$34,347	$52,051	$50,618
Energy Sales and Services	1,631	2,263	5,167	3,661
Customer Services	505	(757)	312	(194)
Total Pre-Tax Operating Income	$37,463	$35,853	$57,530	$54,085
	======	======	======	======

A reconciliation of the Company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2001	2000	2001	2000

Segment Pre-Tax Operating Income	$37,463	$35,853	$57,530	$54,085
Non-segment pre-tax operating loss	(364)	(694)	(855)	(598)
Pre-Tax Operating Income	$37,099	$35,159	$56,675	$53,487
	======	======	======	======

NUI Corporation and Subsidiaries

Summary Consolidated Operating Data

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$117,458	$88,584	$192,221	$145,605
Commercial	49,842	34,869	84,873	60,531
Industrial	5,137	3,178	8,947	5,541
Interruptible Sales	27,785	13,434	49,703	26,618
Unregulated Sales	196,885	119,948	364,844	238,815
Transportation Services	13,217	13,136	23,100	23,397
Customer Service, Appliance Leasing and Other	13,562	6,320	20,577	12,289
	$423,886	$279,469	$744,265	$512,796
	======	======	======	======
Gas Sold or Transported (MMcf)
Firm Sales:
Residential	10,978	10,737	19,165	17,552
Commercial	4,828	4,606	8,786	8,095
Industrial	505	438	994	815
Interruptible Sales	3,196	3,773	6,659	7,364
Unregulated Sales	25,933	39,088	51,851	80,357
Transportation Services	8,756	11,857	19,238	20,306
	54,196	70,499	106,693	134,489
	=====	=====	======	======
Average Utility Customers Served
Firm Sales:
Residential	355,325	349,904	353,703	348,800
Commercial	24,190	23,953	23,879	23,736
Industrial	279	241	270	242
Interruptible Sales	51	45	50	46
Transportation	3,844	3,631	3,905	3,644
	383,689	377,774	381,807	376,468
	======	======	======	======
Degree Days in New Jersey
Actual	2,575	2,398	4,486	3,928
Normal	2,716	2,748	4,533	4,578
Percentage variance from normal	5% warmer	13% warmer	1% warmer	14% warmer

Employees (period end)			1,177	1,077

NUI Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the Company). The Company is a multi-state company engaged in the sale and distribution of natural gas, energy commodity trading and marketing, sales outsourcing and telecommunications. The Company's utility divisions serve approximately 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York) and Virginia Gas. Virginia Gas is also engaged in other activities, such as pipeline operation; natural gas storage; gathering, marketing and distribution services; natural gas exploration, production and well operation; and propane distribution. The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; and NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary. The Company also provides sales outsourcing through its 49 percent equity interest in TIC Enterprises, LLC (TIC).

On March 28, 2001 the Company completed its acquisition of Virginia Gas Company (VGC) of Abingdon, Virginia.

Results of Operations

Three-Month Periods Ended March 31, 2001 and 2000

Net Income. Net income for the three-month period ended March 31, 2001, was $14.8 million, or $1.14 per share, as compared with net income of $17.7 million, or $1.37 per share, for the period ended March 31, 2000. The decrease in the current period was attributable to a loss recorded for the operations of its 49 percent owned sales outsourcing firm of approximately $6 million, or $0.28 per share, which was partially offset by improved results of the Company's core businesses.

Operating Revenues and Operating Margins. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses. Such clauses enable the Company to pass through to its customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of regulated operating revenues is not necessarily indicative of financial performance.

The Company's operating revenues increased by $144.4 million, or 52 percent, for the three-month period ended March 31, 2001, as compared with the three-month period ended March 31, 2000. The Company's Distribution Services' revenue increased by approximately $60.3 million, mainly due to higher gas prices charged through the Company's purchased gas adjustment clauses, an increase in base rates in Florida (see regulatory matters), colder weather compared to the prior year, and customer growth. Weather in New Jersey was approximately 5 percent warmer than normal for the three-month period ending March 31, 2001, and was 7 percent colder compared to the prior year period. Customer Services' revenue increased by approximately $1.7 million, net of intercompany transactions, mainly due to higher sales volumes by NUI Telecom. Energy Sales and Services' revenue increased by approximately $82.4 million, net of intercompany transactions, mainly due to the significant increase in gas prices.

The Company's operating margins increased by $1.9 million, or 3 percent, for the three-month period ended March 31, 2001, as compared with the three-month period ended March 31, 2000. The increase was primarily attributable to an increase of approximately $1.6 million in the Company's Distribution Services segment as a result of the base rate increase in its Florida division and customer growth. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $0.7 million and $2.7 million higher in the fiscal 2001 and 2000 periods, respectively, than they otherwise would have been without such clauses. Operating margins from the Company's Energy Sales and Services segment decreased by approximately $0.3 million due to lower margins of $0.9 million incurred by NUI Energy. Due to the increase in gas prices over the past year, NUI Energy's customers have generally opted to enter into month-to-month contracts rather than lock into long-term contracts, thereby decreasing the mark-to-market value of these contracts compared to the prior period. Offsetting these losses were increased margins of $0.6 million from NUI Energy Brokers as a result of the continued volatility in gas prices. Operating margins increased in the Customer Services segment by approximately $0.6 million, net of intercompany transactions, due to higher sales from NUI Telecom and UBS.

Other Income and Expense, Net. Equity in the Earnings of TIC Enterprises decreased $6.3 million for the three-month period ended March 31, 2001, compared to the prior period as a result of operating losses incurred by TIC due to a longer and more costly transition from representing the products of one telecommunications equipment provider to those of another; a change in TIC's compensation structure from 100 percent commission-based to a combination of salary and commission; and weakening economic conditions that have affected TIC's client base. TIC has taken actions to improve the short and long-term results of its business (see Capital Expenditures and Commitments- Investment in TIC).

Interest Expense. Interest expense increased approximately $0.5 million, or 9 percent, due to higher levels of short-term debt necessary to finance the Company's purchases of natural gas. The continuing high cost of gas resulted in an average short-term debt balance of $157.3 million for the three-month period ended March 31, 2001, compared to $77.9 million in the previous year (see Financing Activities and Resources). This increase was partially offset by the effect of lower interest rates and higher capitalized interest.

Six-Month Periods Ended March 31, 2001 and 2000

Net Income. Net income for the six-month period ended March 31, 2000, was $23.2 million, or $1.79 per share, as compared with net income of $25.4 million, or $1.97 per share, for the period ended March 31, 2000. The decrease in the current period was primarily due to losses incurred by TIC, which resulted in a loss for the period of $5.2 million, or $0.24 per share, which was offset by improved results of the Company's core businesses.

Operating Revenues and Operating Margins. The Company's operating revenues increased by $231.5 million, or 45 percent, for the six-month period ended March 31, 2001, as compared with the six-month period ended March 31, 2000. The Company's Distribution Services' revenue increased by approximately $97.2 million, mainly due to higher gas prices charged through the Company's purchased gas adjustment charges, the increase in base rates in Florida, colder weather than the prior year, and customer growth. Customer Services' revenue increased by approximately $3.0 million, net of intercompany transactions, mainly due to the recent acquisition of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements). Energy Sales and Services' revenue increased by approximately $131.3 million, net of intercompany transactions, mainly due to the increase in gas prices compared to the prior year.

The Company's operating margins increased by $5.8 million, or 5 percent, for the six-month period ended March 31, 2001, as compared with the six-month period ended March 31, 2000. The increase was primarily attributable to an increase of approximately $2.8 million in the Company's Distribution Services segment as a result of the base rate increase in Florida and customer growth. As a result of weather normalization clauses, operating margins were approximately $0.2 million and $4.9 million higher in the fiscal 2001 and 2000 periods, respectively, than they otherwise would have been without such clauses. Operating margins from the Company's Energy Sales and Services segment increased by approximately $2.1 million as a result of the volatility in the price of natural gas. Operating margins increased in the Customer Services segment by approximately $0.8 million, net of intercompany transactions, due to higher sales from UBS and NUI Telecom.

Other Operating Expenses. Operations and maintenance expenses increased approximately $2.8 million, or 6 percent, for the six-month period ended March 31, 2001, as compared with the six-month period ended March 31, 2000. The increase was primarily due to higher costs incurred related to the Company's growth businesses, higher commissions accrued for Energy Brokers as a result of increased margins and costs associated with the Company's new technology lease. The Company previously owned the technology assets it replaced during the year.

Interest Expense. Interest expense increased approximately $1.2 million, or 11 percent, due to higher levels of short-term debt necessary to finance the Company's purchases of natural gas. The continuing high cost of gas resulted in an average short-term debt balance of $138.3 million for the six-month period ended March 31, 2001, compared to $79.5 million in the previous year (see Financing Activities and Resources). Partially offsetting this increase was higher capitalized interest.

Regulatory Matters

The Company's City Gas division received approval from the Florida Public Service Commission (FPSC) on January 16, 2001, to increase its annual base rates by $5.13 million. The new rate level provides for an allowed return on equity of 11.5 percent and an overall allowed rate of return of 7.88 percent.

On November 1, 2000, the New Jersey Board of Public Utilities (NJBPU) issued an order approving an increase in the New Jersey Purchased Gas Adjustment clause (PGA) of 17.3 percent. The rate increase was effective immediately and results in a revenue increase of approximately $47 million annually. In addition, the Company can increase the PGA rate by an additional 2 percent each month between December 2000 and April 2001. Each of these monthly rate increases added revenues of up to $6 million on an annual basis. The increased PGA rate was granted to cover the higher costs the Company has been paying for its natural gas purchases, which have risen from about $2.50 per dekatherm in July 1999 to as high as $10.00 per dekatherm in January 2001 (see "Financing Activities and Resources"). In a December 1, 2000 filing, the Company proposed the extension of the monthly 2 percent rate adjustments for an additional three months and authorization to record interest on its under-recovered gas balance. On March 20, 2001, the NJBPU issued an order approving the Company's request to extend the monthly 2 percent increases through July 2001 if actual gas costs warrant such increases. In addition, the order allows the Company to begin recording interest on its under-recovered gas cost balance, and established a new rate adjustment to recover the gas cost under-recovery balance as of October 31, 2001 with associated interest over a three-year period.

The Company made a filing on January 16, 2001, with the FPSC requesting an increase in its maximum allowable PGA rate for its City Gas division by 34 percent to reflect the higher gas costs incurred by the Company. On February 6, 2001, the FPSC approved the Company's request. Effective on that date the PGA rate was increased by 25 percent, reflecting wholesale gas costs incurred by the Company. This rate increased annual revenues by $10 million.

Financing Activities and Resources

The Company had net cash used in operating activities of $17.6 million for the six-month period ended March 31, 2001, compared to net cash provided by operating activities of $47.0 million for the same period in the prior year. The change in the six-month period ended March 31, 2001 was primarily due to substantial increases in accounts receivable and under-recovered gas costs due to the significant increase in gas costs in the current year. These increases were partially offset by the timing of payments to gas suppliers and decreases in fuel inventories.

Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions.

Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $138.3 million at 6.4 percent for the six-month period ended March 31, 2001, and $79.5 million at 6.8 percent for the six-month period ended March 31, 2000. At March 31, 2001, the Company had outstanding notes payable to banks amounting to $182.2 million and available unused lines of credit amounting to $30.3 million. Notes payable to banks increased as of March 31, 2001, as compared to the balance outstanding at September 30, 2000, due to reasons discussed above.

Long-Term Debt and Funds for Construction Held by Trustee. The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of March 31, 2001, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $10.0 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

Common Stock. On November 12, 1999, the Company issued 113,200 shares of NUI common stock that was used for the purchase of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements). On March 28, 2001 the Company issued 792,600 shares of NUI common stock that was used for the purchase of Virginia Gas (see Note 4 of the Consolidated Financial Statements).

Dividends. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $83.5 million of cash dividends at March 31, 2001.

Assets Held for Sale. Upon completing the acquisition of Virginia Gas, the Company now seeks to focus on the development of the Virginia Gas operations that complement and augment existing NUI businesses and have opportunities for growth. Accordingly, the Company intends to sell the net assets of Virginia Gas' Propane and Marketing operations as well as its 50 percent equity investment in a distribution company. The proceeds are expected to be reinvested in additional pipeline and storage capacity to facilitate the growth of Virginia Gas.

Capital Expenditures and Commitments

Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $20.9 million for the six-month period ended March 31, 2001 as compared to $21.7 million for the six-month period ended March 31, 2000. Capital expenditures are expected to be approximately $64 million for all of fiscal 2001, as compared with a total of $52.7 million in fiscal 2000. Included in the spending for fiscal 2001 is approximately $14 million related to Phase I construction of a distribution pipeline to bring natural gas service to Florida Crystals Corporation and the nearby towns of South Bay and Belle Glade, Florida. The remaining capital expenditure budget for fiscal 2001 will be used primarily for the continued expansion and upkeep of the Company's natural gas distribution system, as well as certain technology projects.

Environmental. The Company owns or previously owned six former manufactured gas plant (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $33 million, which is the probable minimum amount that the Company expects it will expend in the next 20 years to remediate the Company's MGP sites. Of this reserve, approximately $29 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs on an annual basis through base rates and over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $5.5 million of environmental costs incurred through June 30, 1998. Recovery of an additional $2.5 million in environmental costs incurred between July 1, 1998, and June 30, 2000, is currently pending NJBPU approval. With respect to costs that may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $62.1 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Long-term Debt. The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002.

Investment in TIC Enterprises. The Company recorded a loss of $6 million during the quarter for losses incurred by its 49 percent-owned sales outsourcing firm. TIC has experienced longer and more costly delays in transitioning from selling the products of one telecommunications equipment provider to those of another. As a result of this difficulty, TIC has had to restructure and replace the vast majority of its equipment sales force to reflect the skills needed to sell the expanded and more technologically advanced new product line. In order to build a new sales force for the new products, TIC hired many sales representatives on a salary-plus-commission basis instead of its past practice of commission-only. These additional costs, coupled with weakening demand for telecommunications equipment adversely affected TIC's results. TIC has undertaken steps toward cost reductions and restructuring of compensation plans in order to improve its financial performance. While there can be no assurance that these measures will be successful or that TIC will return to profitability, management believes that the current carrying value of its investment has not been impaired.

In April and May, the Company advanced TIC approximately $1.3 million under a promissory note to provide additional working capital. On May 10, 2001, the Company announced it has executed a definitive agreement to purchase the remaining 51 percent of the equity interest in TIC. This transaction was completed on May 15, 2001. The consideration paid to the majority owner included $5 million in cash paid at closing and a TIC promissory note in the amount of $3 million payable on December 31, 2001.

Joint Venture with Duke Energy. On April 30, 2001, the Company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUI's Virginia Gas subsidiary and Duke Energy Gas Transmission (DEGT) have agreed to basic business terms and will create a limited liability company, Saltville Gas Storage Company, on or about May 15, 2001. The transaction is subject to execution of definitive agreements.

The agreement will allow for the expansion of the present Saltville storage facility from its current capacity of 1.1 billion cubic feet (Bcf) to 10 Bcf and connect it to DEGT's East Tennessee Natural Gas (ETNG) mainline system. At full capacity, the Saltville storage field will be able to deliver up to 500 million cubic feet of natural gas to area markets. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage.

Development of the Saltville facility creates a strategically located energy-trading hub for NUI's wholesale trading arm, NUI Energy Brokers. This will enable the Company to capitalize on the energy supply, wholesale trading and portfolio management opportunities in the rapidly developing Mid-Atlantic region. The additional storage capacity will allow the Company to meet the significant demand from local distribution companies as well as power plant development that is underway in the region.

Sale of Valley Cities Gas and Waverly Gas. On October 4, 2000, the Company agreed to sell the assets and customers of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. C&T will pay an additional $3 million to the Company should certain revenue targets be achieved. The transaction is expected to close during the latter portion of fiscal 2001 after all regulatory approvals have been obtained. For the six months ended March 31, 2001, VCW generated $8.0 million of operating revenues, $2.5 million of operating margin and $1.0 million of operating income.

Market Risk Exposure

The Company's wholesale trading subsidiary, NUI Energy Brokers, uses derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to take advantage of market information and opportunities in the marketplace, and iii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins. These derivative instruments include forwards, futures, options and swaps.

The risk associated with uncovered derivative positions is closely monitored on a daily basis, and controlled in accordance with NUI Energy Brokers' Risk Management Policy. This policy has been approved by the Company's Board of Directors and dictates policies and procedures for all trading activities. The policy defines both value-at-risk (VaR) and loss limits, and all traders are required to read and follow this policy. At the end of each day, all trading positions are marked-to-market and a VaR is calculated. This information, as well as the status of all limits, is disseminated to senior management daily.

NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, as of March 31, 2001, NUI Energy Brokers' VaR was $300,000.

Forward-Looking Statements

This document contains forward-looking statements. These statements are based on management's current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions; competition from other providers of similar products; and other uncertainties, all of which are difficult to predict and some of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders

The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 2001.

The Annual Meeting of Shareholders of NUI Corporation was held on January 23, 2001. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees. At the meeting, the shareholders approved an agreement to reorganize the Company's corporate structure, elected directors and ratified the appointment of independent public accountants.

The total votes were as follows:
		Against or
	For	Withheld	Abstain

(1) Election of directors to serve for three year terms.

John Kean	11,226,664	103,427
John Kean, Jr.	11,224,957	105,134
Bernard S. Lee	11,227,641	102,452

(2) Ratification of the appointment of Arthur Andersen
LLP as independent public accountants	10,856,283	39,617	434,185

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

None

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NUI CORPORATION
May 15, 2001	JOHN KEAN, JR. President and Chief Executive Officer
May 15 , 2001	A. MARK ABRAMOVIC Sr. Vice President, Chief Operating Officer & Chief Financial Officer