Form 10-Q
period 2001-06-30
NUI CORP /NJ/
filed 2001-08-13
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

         X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2001: Common Stock, No Par Value: 13,751,703 shares outstanding.

NUI Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2001	2000	2001	2000

Operating Margins
Revenues	$ 231,929	$ 198,739	$ 976,194	$ 711,535
Less- Purchased gas and fuel	170,149	154,927	769,079	531,359
Cost of sales and services	5,322	3,624	16,165	12,118
Energy taxes	3,509	1,994	12,273	9,886
	52,949	38,194	178,677	158,172

Other Operating Expenses
Operations and maintenance	36,580	22,078	85,665	68,552
Depreciation and amortization	8,391	6,982	23,461	21,912
Taxes, other than income taxes	1,194	2,201	6,092	7,288
	46,165	31,261	115,218	97,752

Operating Income	6,784	6,933	63,459	60,420

Other Income and Expense, Net
Equity in earnings (losses) of TIC Enterprises, LLC, net	(762)	(245)	(5,954)	369
Equity in earnings (losses) of Virginia Gas Storage Company	42	-	42	-
Other	394	48	1,181	65
	(326)	(197)	(4,731)	434

Income before Interest and Taxes	6,458	6,736	58,728	60,854

Interest expense	5,754	4,114	17,990	15,125

Income before Income Taxes	704	2,622	40,738	45,729

Income tax expense	43	1,158	16,911	18,911

Net Income	$ 661	$ 1,464	$ 23,827	$ 26,818
	====	=====	======	======
Net Income Per Share of Common Stock	$ 0.05	$ 0.11	$ 1.80	$ 2.08
	====	=====	======	======
Dividends Per Share of Common Stock	$ 0.245	$ 0.245	$ 0.735	$ 0.735
	====	=====	======	======
Weighted Average Number of Shares
of Common Stock Outstanding	13,739,237	12,956,647	13,221,829	12,912,975
	========	========	========	========

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in thousands)

	June 30,	September 30,
	2001	2000
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$ 6,971	$ 3,515
Accounts receivable (less allowance for doubtful accounts of
$2,468 and $1,544, respectively)	105,650	108,425
Notes Receivable	-	7,000
Fuel inventories, at average cost	35,372	37,177
Unrecovered purchased gas costs	45,785	3,500
Prepayments and other	105,494	63,360
Total Current Assets	299,272	222,977

Property, Plant and Equipment
Property, plant and equipment at original cost	928,323	828,359
Accumulated depreciation and amortization	(308,375)	(281,976)
Unamortized plant acquisition adjustments, net	28,355	29,460
	648,303	575,843

Funds for Construction Held by Trustee	15,501	28,706

Investments in TIC Enterprises, LLC	-	26,225

Other Investments	5,688	1,191

Assets Held for Sale	3,744	-

Other Assets
Regulatory Assets	49,986	50,615
Deferred Assets	68,692	15,300
Total Other Assets	118,678	65,915

Total Assets	$ 1,091,186	$ 920,857
	========	=======
CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$ 215,832	$ 96,700
Notes payable	3,000	-
Current portion of capital lease obligations	2,123	1,965
Accounts payable, customer deposits and accrued liabilities	129,270	132,207
Federal income and other taxes	13,977	11,884
	364,202	242,756

Other Liabilities
Capital lease obligations	3,714	4,396
Deferred federal income taxes	85,511	75,248
Unamortized investment tax credits	4,497	4,825
Environmental Remediation Reserve	32,669	33,361
Regulatory and other liabilities	37,689	34,355
	164,080	152,185

Capitalization
Common shareholder's equity	293,931	256,969
Preferred stock	-	-
Long-term debt	268,973	268,947
Total Capitalization	562,904	525,916

	$ 1,091,186	$ 920,857
	========	=======

*Derived from audited financial statements.

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	June 30,
	2001	2000
Operating Activities
Net Income	$ 23,827	$ 26,818
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	25,069	23,185
Deferred Federal income taxes	7,014	3,817
Amortization of deferred investment tax credits	(328)	(345)
Other	14,030	1,393
Effects of changes in:
Accounts receivable, net	9,450	(15,601)
Fuel inventories	1,805	8,559
Accounts payable, deposits, accruals	(15,436)	(2,157)
Over (under) recovered purchase gas costs	(42,285)	9,130
Other	(41,918)	(3,672)
Net cash (used in) provided by operating activities	(18,772)	51,127

Financing Activities
Proceeds from sales of common stock, net of treasury purchased	417	642
Dividends to shareholders	(9,777)	(9,502)
Funds for construction held by trustee, net	14,122	9,202
Notes receivable from Virginia Gas	(13,000)	-
Notes payable for TIC acquisition	3,000	-
Principal repayments under capital lease obligations	(1,524)	(7,660)
Net short-term borrowings (repayments)	73,705	(11,610)
Net cash provided by (used for) financing activities	66,943	(18,928)

Investing Activities
Cash expenditures for property, plant and equipment	(30,856)	(30,356)
Other	(13,859)	(1,959)
Net cash used in investing activities	(44,715)	(32,315)

Net increase (decrease) in cash and cash equivalents	$ 3,456	$ (116)
	=======	=======
Cash and cash equivalents
At beginning of period	$ 3,515	$ 1,561
At end of period	$ 6,971	$ 1,445

Supplemental Disclosures of Cash Flows
Income taxes paid, net	$ 3,865	$ 1,277
Interest paid	$ 20,832	$ 17,056

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as NUI or the Company). NUI is a multi-state company engaged in the sale and distribution of natural gas, energy commodity trading and marketing, sales outsourcing and telecommunications. The Company's utility divisions serve approximately 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas (see Note 4). Virginia Gas is also engaged in other activities, such as pipeline operation; natural gas storage; gathering, marketing and distribution services; natural gas exploration, production and well operation; and propane distribution. The Company's non-regulated businesses include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc., (UBS), a geospatial and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary (see Note 3); and TIC Enterprises, L.L.C  (TIC), a sales outsourcing subsidiary (see Note 5). All intercompany accounts and transactions have been eliminated in consolidation.

On May 15, 2001, the Company acquired the remaining 51 percent interest of TIC that it did not previously own (see Note 5). NUI originally acquired a 49 percent interest in TIC on May 18, 1997, for $22 million.

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

NUI is a Holding Company and is exempt from registration under the Public Utility Holding Company Act of 1935. NUI's wholly owned subsidiary, NUI Utilities, Inc. is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Certain subsidiaries of NUI Virginia Gas are regulated by the Virginia State Corporation Commission. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the Company's results for an entire year.

2.     Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):

	June 30,	September 30,
	2001	2000

Common stock, no par value	$ 240,571	$ 215,484
Shares held in treasury	(2,246)	(2,246)
Retained earnings	59,506	45,456
Unearned employee compensation	(3,900)	(1,725)
Total common shareholders' equity	$ 293,931	$ 256,969
	=======	=======

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

4.     Purchase of Virginia Gas Company

On March 28, 2001, the Company completed its acquisition of Virginia Gas Company (VGC). The acquisition was treated as a merger whereby VGC became a wholly-owned subsidiary of NUI. The purchase price totaled $29 million and included the issuance of 792,600 shares of NUI common stock, with the remainder paid in cash. VGC is a natural gas storage, pipeline, and propane and natural gas distribution company, which operates in a region of the nation that has a rapidly growing demand for natural gas and power generation due to significant development. It owns one natural gas facility with fast-injection, fast-withdrawal capabilities and has 50 percent ownership of a second storage facility. During June 2001, the Company reached an agreement to acquire the remaining interest in this storage facility (see "Capital Expenditures and Commitments").

The acquisition is being accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of VGC is estimated to be approximately $4.6 million and will be amortized on a straight-line basis over a 30-year period. In conjunction with the acquisition, the Company has identified two operations of Virginia Gas that will be held for sale. Accordingly, the net assets of Virginia Gas' Propane and Marketing operations as well as VGC's 50 percent equity interest in a distribution company have been segregated and classified as "Assets Held for Sale" on the Consolidated Balance Sheet at June 30, 2001.

5.     Purchase of TIC Enterprises, LLC

On May 15, 2001, the Company acquired the remaining 51 percent interest of TIC Enterprises, LLC (TIC) it did not previously own. The amount paid to the majority owner totaled $8 million, which was paid in cash and a note payable. TIC is a sales outsourcing firm located in Roswell, GA. TIC has exclusive contracts with the United States Postal Service (USPS), and various telecommunications equipment and service providers that enable TIC to provide a broad range of telephony and data products and services to its customers.

The acquisition is being accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of TIC is estimated to be approximately $35.7 million and will be amortized on a straight-line basis over a 25-year period.

The Company recorded losses of $5.3 million through May 15, 2001, for 49 percent of the operating losses TIC incurred prior to completing the acquisition of the remaining 51 percent interest it did not previously own. TIC has experienced longer and more costly delays in transitioning from selling the products of one telecommunications equipment provider to those of another. The demand for telecommunications equipment has also weakened nationwide, adversely affecting TIC's results. As a result of these difficulties, TIC has aggressively taken steps toward cost reductions and restructuring of compensation plans in order to improve its financial performance. The Company expects TIC to achieve break-even status by September 2001 and be well positioned for further growth. While there can be no assurance that the current economic climate for telecommunications equipment will improve in the near-term or that TIC will return to profitability, management believes that the current carrying value of its investment has not been impaired.

6.     Goodwill

The excess of the cost over the net assets of acquired businesses is recorded as goodwill, which is included in deferred charges on the balance sheet. Goodwill is amortized on a straight-line basis over its estimated useful life, ranging from 20 to 30 years. The Company has goodwill of $45.3 million, net of accumulated amortization, at June 30, 2001. Goodwill is reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has recorded amortization of goodwill of $420,000 and $971,000 for the three-month and nine-month period ended June 30, 2001, respectively.

7.     Contingencies

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

The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates. In New Jersey, the Company is currently recovering MGP-related expenditures on an annual basis through base rates and over a rolling seven-year period through its NJBPU approved MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $8.3 million of environmental costs incurred through June 30, 2000. Accordingly, the Company has recorded a regulatory asset of approximately $35.3 million as of June 30, 2001, reflecting the future recovery of both incurred costs and future environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $60.5 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

8.     New Accounting Standards

The Company will adopt Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142) in fiscal 2002. These statements were issued in July 2001 and, when implemented, no longer require that companies amortize goodwill; however an annual assessment is required to determine if the carrying value of goodwill has been impaired. In general, under SFAS 142, acquired intangible assets are to be separately recognized if the intangible asset arises from contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the company's intent do to so. The value of these intangibles will continue to be amortized over their estimated useful lives. As noted, the Company expects to implement these statements at the beginning of its next fiscal year, October 1, 2001, and will review goodwill recorded for its recent acquisitions to identify the existence of intangibles requiring amortization and support the carrying value of its goodwill.

9.     Business Segment Information

 The Company's operations are organized and managed by three primary segments: Distribution Services, Energy Sales and Services and Customer Services. The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Sales and Services segment reflects the operations of the Company's NUI Energy, NUI Energy Brokers and NUI Virginia Gas subsidiaries, as well as off-system sales made by NUI Energy Brokers on behalf of the utility divisions. The Customer Services segment reflects the operations of the Company's UBS, NUI Telecom and TIC subsidiaries, as well as appliance leasing, repair and maintenance operations. The Company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the Company for the three and nine month periods ended June 30, 2001 and 2000. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the Company's operations are in the United States and therefore do not need separate disclosure by geographic region.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2001	2000	2001	2000

Revenues:
Distribution Services	$ 99,768	$ 79,183	$ 459,543	$ 341,775
Energy Sales and Services	157,318	128,190	614,132	391,264
Customer Services	16,486	6,324	36,059	21,495
Intersegment Revenues	(41,643)	(14,958)	(133,540)	(42,999)
Total Revenues	$ 231,929	$ 198,739	$ 976,194	$ 711,535
	=======	=======	=======	=======
Pre-tax Operating Income (Loss):
Distribution Services	$ 2,077	$ 5,444	$ 54,128	$ 56,062
Energy Sales and Services	7,052	1,364	12,219	5,025
Customer Services	(1,407)	101	(1,095)	(93)
Total Pre-tax Operating Income (Loss)	$ 7,722	$ 6,909	$ 65,252	$ 60,994
	=======	=======	=======	=======

A reconciliation of the Company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2001	2000	2001	2000

Segment Pre-tax Operating Income	$ 7,722	$ 6,909	$ 65,252	$ 60,994
Non-segment pre-tax operating income	(938)	24	(1,793)	(574)
Pre-tax Operating Income	$ 6,784	$ 6,933	$ 63,459	$ 60,420
	=====	=====	======	======

NUI Corporation and Subsidiaries
Summary Consolidated Operating Data

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating Revenues (Dollars in thousands)
Firm sales:
Residential	$ 50,131	$ 36,583	$ 242,352	$ 182,188
Commercial	19,236	14,428	104,109	74,959
Industrial	1,870	1,686	10,817	7,227
Interruptible Sales	18,836	15,850	68,539	42,468
Unregulated Sales	113,207	114,987	478,051	353,802
Transportation Services	9,035	9,925	32,135	33,322
Customer Service, Appliance Leasing, and Other	19,614	5,280	40,191	17,569
	$ 231,929	$ 198,739	$ 976,194	$ 711,535
	=======	=======	=======	=======
Gas Sold or Transported (MMcf)
Firm sales:
Residential	3,891	3,407	23,056	20,959
Commerctial	1,841	1,613	10,627	9,708
Industrial	78	241	1,072	1,056
Interruptible Sales	3,207	3,765	9,866	11,129
Unregulated Sales	22,836	31,454	74,687	111,811
Transportation Services	8,282	8,766	27,520	29,072
	40,135	49,246	146,828	183,735
	======	======	======	======
Average Utility Customers Served
Firm sales:
Residential	354,129	348,122	353,916	348,461
Commerctial	23,891	23,426	23,885	23,581
Industrial	250	238	260	240
Interruptible Sales	38	44	44	45
Transportation Services	3,457	3,828	3,681	3,736
	381,765	375,658	381,786	376,063
	======	======	======	======
Degree Days in New Jersey
Actual	485	566	4,971	4,494
Normal	568	554	5,101	5,131
Percentage variance from normal	15%	2%	3%	12%
	warmer	colder	warmer	warmer

Employees (period end)			1,750	1,076

NUI Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as the Company). NUI is a multi-state company engaged in the sale and distribution of natural gas, energy commodity trading and marketing, sales outsourcing and telecommunications. The Company's utility divisions serve approximately 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania) and Waverly Gas (New York) and Virginia Gas. Virginia Gas is also engaged in other activities, such as pipeline operation; natural gas storage; gathering, marketing and distribution services; natural gas exploration, production and well operation; and propane distribution. The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary; and TIC Enterprises, L.L.C.  (TIC), a sales outsourcing subsidiary.

On March 28, 2001, the Company completed its acquisition of Virginia Gas Company (VGC) of Abingdon, Virginia. On May 15, 2001, the Company acquired the remaining 51 percent interest of TIC that it did not previously own. NUI originally acquired a 49 percent interest in TIC on May 18, 1997, for $22 million.

Results of Operations

 Three-Month Periods Ended June 30, 2001 and 2000

 Net Income. Net income for the three-month period ended June 30, 2001, was $0.7 million, or $0.05 per share, as compared with net income of $1.5 million, or $0.11 per share, for the three-month period ended June 30, 2000. Net income for the current period includes losses of $1.0 million, or $0.07 per share, for the operations of TIC Enterprises, since it became a wholly-owned subsidiary of the Company on May 15, 2001.

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

The Company's operating revenues increased by $33.2 million, or 17 percent, for the three-month period ended June 30, 2001, as compared with the three-month period ended June 30, 2000. The Company's Distribution Services' revenue increased by approximately $20.6 million, mainly due to higher gas prices charged through the Company's purchased gas adjustment clauses, an increase in base rates in Florida (see Regulatory Matters), and customer growth. These increases were partially offset by the effect of weather that was 14 percent warmer compared to the three-month period ended June 30, 2000. Customer Services' revenue increased by approximately $9.0 million, net of intercompany transactions, due to higher sales volumes by NUI Telecom and the recent acquisition of TIC Enterprises (see Note 5 of the Notes to the Consolidated Financial Statements). Energy Sales and Services' revenue increased by approximately $3.6 million, net of intercompany transactions, primarily due to higher gas prices, an increase in unregulated off-system sales and the acquisition of NUI Virginia Gas.

The Company's operating margins increased by $14.8 million, or 39 percent, for the three-month period ended June 30, 2001, as compared with the three-month period ended June 30, 2000. The increase was primarily attributable to an increase of approximately $8.3 million in the Company's Energy Sales and Services segment due to fees earned as part of a customer's future electricity purchases, the continuing volatility of gas prices experienced throughout the nation, and the recent acquisition of NUI Virginia Gas. NUI's wholesale business, NUI Energy Brokers, increased operating margins $4.5 million, or 199 percent, and NUI's retail subsidiary, NUI Energy, increased margins $2.4 million, or 214 percent, as gas costs decreased from the unprecedented levels experienced this past winter. As the price of gas declined, NUI Energy customers began moving away from the month-to-month arrangements to long-term contracts as protection against future seasonal increases. Operating margins increased in the Customer Services segment by approximately $7.2 million, net of intercompany transactions, due to increased sales by NUI Telecom and UBS, as well as the inclusion of results from TIC Enterprises (see Note 5 of the Notes to the Consolidated Financial Statements). These increases were offset by a decrease of approximately $0.7 million in the Company's Distribution Services segment as a result of weather that was 14 percent warmer as compared with the three-month period ended June 30, 2000.

Other Operating Expenses. Operations and maintenance expenses increased approximately $14.5 million, or 66 percent, for the three-month period ended June 30, 2001, as compared with the three-month period ended June 30, 2000. The increase was the result of operating expenses for the recent acquisitions of NUI Virginia Gas and TIC Enterprises, higher provisions for bad debts, increased labor and employee benefit costs, higher commissions for Energy Brokers as a result of increased margins, and costs associated with the Company's new technology lease. The Company previously owned the technology assets it replaced during the year.

Other Income and Expense, Net. Equity in the losses of TIC decreased approximately $0.4 million due to operating losses TIC incurred prior to NUI's acquisition of the remaining equity interest in company. The decrease was primarily the result of the continuing slowdown in the demand for telecommunications equipment. Now under NUI's ownership, TIC has continued to work toward improving its cost structure to enable TIC to return to profitability in the near-term.

Interest Expense. Interest expense increased by approximately $1.6 million for the three-month period ended June 30, 2001, as compared to the same period in the prior year. During the three-month period ended June 30, 2000, in accordance with a Stipulation approved by the New Jersey Board of Public Utilities, the Company was able to recover the carrying costs computed on previously deferred expenses incurred for the investigation and remediation of manufactured gas plant sites in New Jersey. The current year increase is a result of the effect of the prior year recovery, coupled with higher average debt outstanding during 2001 (see Financing Activities and Resources). Partially offsetting this increase was $0.6 million of interest recorded as a regulatory asset in accordance with a recently approved Stipulation by the New Jersey Board of Public Utilities, which allows the Company to recover carrying costs computed on under-recovered gas costs (see Regulatory Matters).

Nine-Month Periods Ended June 30, 2001 and 2000

 Net Income. Net income for the nine-month period ended June 30, 2001, was $23.8 million, or $1.80 per share, as compared with net income of $26.8 million, or $2.08 per share, for the period ended June 30, 2000. The decrease in the current period was primarily due to losses incurred by TIC which totaled $6.3 million, or $0.48 per share, that was offset by improved results of the Company's core businesses.

Operating Revenues and Operating Margins. The Company's operating revenues increased by $264.7 million, or 37 percent, for the nine-month period ended June 30, 2001, as compared with the nine-month period ended June 30, 2000. The Company's Distribution Services' revenue increased by approximately $117.8 million, mainly due to the higher cost of gas and customer growth. Weather in New Jersey was 3 percent warmer than normal, but 11 percent colder than the prior year period. Energy Sales and Services' revenue increased by approximately $134.9 million, net of intercompany transactions, due to higher gas prices and an increase in unregulated off-system sales. Customer Services' revenue increased by approximately $12.0 million, net of intercompany transactions, due to increased volumes by NUI Telecom, higher sales by UBS and the appliance services operations, and the recent acquisition of TIC (see Note 5 of the Notes to the Consolidated Financial Statements).

The Company's operating margins increased by $20.5 million, or 13 percent, for the nine-month period ended June 30, 2001, as compared with the nine-month period ended June 30, 2000. The increase was primarily attributable to an increase of $10.4 million in the Company's Energy Sales and Services segment as a result of the acquisition of NUI Virginia Gas, fees earned as part of a customer's future electricity purchases, and the continued volatility in the price of natural gas. Operating margins increased approximately $2.2 million in the Company's Distribution Services segment as a result of customer growth and increased sales due to colder weather in the current period. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $0.6 million and $4.9 million higher in the fiscal 2001 and 2000 periods, respectively, than they otherwise would have been without such clauses. Operating margins increased in the Customer Services segment by approximately $7.9 million, net of intercompany transactions, due to higher sales by NUI Telecom, UBS and the appliance services operations, as well as the recent acquisition of TIC (see Note 5 of the Notes to the Consolidated Financial Statements).

Other Operating Expenses. Operations and maintenance expenses increased approximately $17.1 million, or 25 percent, for the nine-month period ended June 30, 2001, as compared with the nine-month period ended June 30, 2000. The increase was primarily the result of the addition of operating expenses of NUI Virginia Gas and TIC since their acquisition dates (see Notes 4 and 5 of the Notes to the Consolidated Financial Statements), higher bad debt expense due to the increase in operating revenues, , increased labor and employee benefit costs, higher costs incurred related to the Company's growth businesses, higher commissions for Energy Brokers as a result of increased margins and costs associated with the Company's new technology lease. The Company previously owned the technology assets it replaced during the year.

Depreciation and amortization increased approximately $1.5 million in the current period, due to additional plant in service and the acquisitions of NUI Virginia Gas and TIC.

Interest Expense. Interest expense increased approximately $2.9 million, or 19 percent, due to higher levels of short-term debt necessary to finance the Company's purchases of natural gas. The high cost of gas resulted in an average short-term debt balance of $154.1 million for the nine-month period ended June 30, 2001, compared to $72.1 million in the previous year (see Financing Activities and Resources). Also contributing to the increase in the current year was the previously noted effect of the prior year recovery of the carrying costs computed on deferred expenses incurred for the investigation and remediation of manufactured gas plant sites in New Jersey in fiscal 2000. Partially offsetting this increase was higher capitalized interest and amounts capitalized as regulatory assets to recover the carrying costs associated with the under-recovery of gas costs.

Regulatory Matters

The Company's City Gas division received approval from the Florida Public Service Commission (FPSC) on January 16, 2001, to increase its annual base rates by $5.13 million. The new rate level provides for an allowed return on equity of 11.5 percent and an overall allowed rate of return of 7.88 percent.

On November 1, 2000, the New Jersey Board of Public Utilities (NJBPU) issued an order approving an increase in the New Jersey purchased gas adjustment clause (PGA) of 17.3 percent. The rate increase was effective immediately and results in a revenue increase of approximately $47 million annually. In addition, the Company was allowed to increase the PGA rate by an additional 2 percent each month between December 2000 and April 2001. Each of these monthly rate increases added revenues of up to $6 million on an annual basis. The increased PGA rate was granted to cover the higher costs the Company has been paying for its natural gas purchases, which had risen from about $2.50 per dekatherm in July 1999 to as high as $10.00 per dekatherm in January 2001 (see "Financing Activities and Resources"). In a December 1, 2000 filing, the Company proposed the extension of the monthly 2 percent rate adjustments for an additional three months and authorization to record interest on its under-recovered gas balance. On March 20, 2001, the NJBPU issued an order approving the Company's request to extend the monthly 2 percent increases through July 2001 if actual gas costs warrant such increases. The Company has implemented these increases. In addition, the order allows the Company to begin recording interest on its under-recovered gas cost balance, and established a new rate adjustment to recover the gas cost under-recovery balance as of October 31, 2001 with associated interest over a three-year period.

Financing Activities and Resources

The Company had net cash used in operating activities of $18.8 for the nine-month period ended June 30, 2001, compared to net cash provided by operating activities of $51.1 million for the same period in the prior year. The decrease was primarily due to substantial increases in cash required to fund under-recovered gas costs and the timing of payments to gas suppliers. These increases were partially offset by amounts collected from customers.

The Company expects to raise $60 million from the issuance of intermediate debt during August 2001. The proceeds would be used to repay the short-term debt used, in part, to acquired NUI Virginia Gas. Additionally, the Company plans an equity offering of approximately $25 million of common stock in the fall of 2001. The proceeds of the equity offering would be used to further reduce its short-term indebtedness and other general corporate purposes.

Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions.

Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $154.1 million at 5.9 percent for the nine-month period ended June 30, 2001, and $72.1 million at 6.6 percent for the nine-month period ended June 30, 2000. At June 30, 2001, the Company had outstanding notes payable to banks amounting to $215.8 million and available unused lines of credit amounting to $15.7 million. Notes payable to banks increased as of June 30, 2001, as compared to the balance outstanding at September 30, 2000, due to reasons discussed above.

Long-Term Debt and Funds for Construction Held by Trustee. The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 2001, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $7.2 million and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

Common Stock. On November 12, 1999, the Company issued 113,200 shares of NUI common stock that was used for the purchase of NUI Telecom (see Note 3 of the Notes to the Consolidated Financial Statements). On March 28, 2001, the Company issued 792,600 shares of NUI common stock that was used for the purchase of Virginia Gas (see Note 4 of the Consolidated Financial Statements).

Dividends. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $80.9 million of cash dividends at June 30, 2001.

Assets Held for Sale. Upon completing the acquisition of Virginia Gas, the Company now seeks to focus on the development of the Virginia Gas operations that complement and augment existing NUI businesses and have opportunities for growth. Accordingly, the Company intends to sell the net assets of NUI Virginia Gas' Propane and Marketing operations, as well as its 50 percent equity investment in a distribution company. The proceeds are expected to be reinvested in additional pipeline and storage capacity to facilitate the growth of NUI Virginia Gas.

Capital Expenditures and Commitments

Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $30.9 million for the nine-month period ended June 30, 2001, as compared to $30.4 million for the nine-month period ended June 30, 2000. Capital expenditures are expected to be approximately $64 million for all of fiscal 2001, as compared with a total of $52.7 million in fiscal 2000. Included in the spending for fiscal 2001 is approximately $14 million related to Phase I construction of a distribution pipeline to bring natural gas service to Florida Crystals Corporation and the nearby towns of South Bay and Belle Glade, Florida. The remaining capital expenditure budget for fiscal 2001 will be used primarily for the continued expansion and upkeep of the Company's natural gas distribution system, as well as certain technology projects.

Environmental. The Company owns or previously owned six former manufactured gas plant (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $33 million, which is the probable minimum amount that the Company expects it will expend in the next 20 years to remediate the Company's MGP sites. Of this reserve, approximately $29 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs on an annual basis through base rates and over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $8.3 million of environmental costs incurred through June 30, 2000. With respect to costs that may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $60.5 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Long-Term Debt. The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002.

Joint Venture with Duke Energy. On April 30, 2001, the Company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUI's Virginia Gas subsidiary and Duke Energy Gas Transmission (DEGT) have agreed to basic business terms and will create a limited liability company, Saltville Gas Storage Company LLC. The transaction is subject to execution of definitive agreements.

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

Sale of Valley Cities Gas and Waverly Gas. On October 4, 2000, the Company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. C&T will pay an additional $3 million to the Company should certain revenue targets be achieved. The transaction is expected to close during the latter portion of fiscal 2001 after all regulatory approvals have been obtained. For the nine months ended June 30, 2001, VCW generated $10.5 million of operating revenues, $3.0 million of operating margin and $0.8 million of operating income.

Acquisition of Virginia Gas Storage Company and Virginia Gas Distribution Company. During June 2001, the Company completed an agreement with the individuals that own of the remaining 50 percent interests in Virginia Gas Storage Company (VGSC) and Virginia Gas Distribution Company (VGDC). Two individuals each own 25 percent of the stock of both VGSC and VGDC. Under terms of the agreement, the Company would pay each owner $750,000 and issue 72,324 shares of NUI Common Stock in exchange for their stock in both VGSC and VGDC. The transaction is expected to close in the fall of 2001 after regulatory approval has been obtained. As noted in "Financing Activities and Resources- Assets Held for Sale", the Company intends to sell the assets of VGDC within the next twelve months.

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

NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, as of June 30, 2001, NUI Energy Brokers' VaR was $250,000.

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

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits.

        None

(b)     Reports on Form 8-K

On May 15, 2001, the Company filed a Form 8-K, Item 5, Other Events, reporting the NUI had reached a definitive agreement with the majority owner of TIC Enterprises, LLC to acquire the outstanding 51 percent equity interest in TIC it did not own.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NUI CORPORATION
August 13, 2001	JOHN KEAN, JR. President and Chief Executive Officer
August 13, 2001	A. MARK ABRAMOVIC Sr. Vice President, Chief Operating Officer & Chief Financial Officer