Form 10-K405
period 2001-09-30
NUI CORP /NJ/
filed 2001-12-21
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number  001-16385

NUI CORPORATION (Exact name of registrant as specified in its charter)
New Jersey (State of incorporation)	22-3708029 (IRS employer identification no.)

550 Route 202-206, P. O. Box 760, Bedminster, New Jersey 07921-0760 (Address of principal executive offices, including zip code)

(908) 781-0500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: Common Stock, No Par Value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

X

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to the Form 10-K:

X

The aggregate market value of 13,308,695 shares of common stock held by non-affiliates of the registrant calculated using the $22.70 per share closing price on November 30, 2001 was $302,107,377.

The number of shares outstanding for each of the registrant's classes of common stock, as of November 30, 2001:

Common Stock, No Par Value: 13,997,187 shares outstanding.

Documents incorporated by reference: NUI Corporation's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on December 14, 2001.

NUI Corporation

Annual Report on Form 10-K For The

Fiscal Year Ended September 30, 2001

TABLE OF CONTENTS

NUI Corporation

Annual Report on Form 10-K for the

Fiscal Year Ended September 30, 2001

PART I

Item 1. Business

NUI Corporation and its operating divisions and subsidiaries (collectively referred to as NUI or the Company) was incorporated in New Jersey in 1969. The Company is primarily engaged in the sale and distribution of natural gas, energy commodity trading and marketing, sales outsourcing and telecommunications. The Company's utility operations serve more than 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas. Virginia Gas is also engaged in other activities, such as pipeline operation; natural gas storage; gathering, marketing and distribution services; natural gas exploration, production and well operation; and propane distribution. The Company's non-regulated businesses include NUI Energy Brokers, Inc. (Energy Brokers), an energy wholesaler; NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a digital mapping and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a full-service telecommunications company and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary.

The principal executive offices of the Company are located at 550 Route 202-206, Box 760, Bedminster, NJ 07921-0760; telephone: (908) 781-0500.

The Company's operations are organized and managed under three primary segments: Distribution Services, Wholesale Energy Marketing and Trading (formerly Energy Sales and Services) and Retail and Business Services (formerly Customer Services). The Company also has corporate operations that do not currently generate operating revenues. Reference is made to Note 12, "Business Segment Information" of the "Notes to the Consolidated Financial Statements" for a discussion regarding financial information about the business segments of the Company. See also Item 6-"Selected Financial Data-Summary Consolidated Operating Data" for summary information by customer class with respect to operating revenues, gas volumes sold or transported and average number of utility customers served. A discussion of the business of each segment follows.

Distribution Services Segment

Products and Services

The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. Such distribution services are regulated as to price, safety and return by the regulatory commissions of the states in which the Company operates (see Regulation). The Distribution Services segment serves more than 380,000 customers, of which 67% are in New Jersey and 33% are in other states. Most of the Company's utility customers are residential and commercial customers who purchase gas primarily for space heating. Distribution Services' operating revenues for fiscal 2001 amounted to approximately $524.2 million, of which 75% was generated by utility operations in New Jersey and 25% was generated by utility operations in other states. Gas volumes sold or transported in fiscal 2001 amounted to 86.7 million Mcf, of which approximately 80% was sold or transported in New Jersey and 20% was sold or transported in other states. A Mcf is a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas. A description of each of the Company's utility divisions follows.

Elizabethtown Gas (Elizabethtown). The Company, through Elizabethtown, provides gas service to approximately 255,000 customers in franchised territories within seven counties in central and northwestern New Jersey. Elizabethtown's 1,300 square-mile service territory has a total population of approximately 1.1 million. Most of the state's customers are located in densely populated central New Jersey, where increases in the number of customers are primarily from new construction and conversions to gas heating from alternative forms of heating.

Elizabethtown's regulated gas volumes sold or transported and customers served for the past three fiscal years were as follows:

Regulated Gas Volumes Sold or Transported (in thousands of Mcf)
	2001	2000	1999
Firm Sales:
Residential	21,475	19,725	18,818
Commercial	8,398	6,857	6,802
Industrial	499	454	732
Interruptible Sales	12,641	14,712	15,477
Transportation Services	26,459	27,076	24,586
	______	______	_____
Total	69,472	68,824	66,415
	=====	=====	=====
Utility Customers Served (twelve-month average)

	2001	2000	1999
Firm Sales:
Residential - Heating	180,605	176,255	172,406
Residential - Non-heating	54,563	55,452	55,946
Commercial	17,024	16,159	15,821
Industrial	219	205	208
Interruptible Sales	25	23	25
Transportation Services	2,475	3,103	3,155
	______	______	______
Total	254,911	251,197	247,561
	======	======	======

Gas volumes sold to Elizabethtown's firm customers are sensitive to the weather in New Jersey. In fiscal 2001, the weather in New Jersey was 2% warmer than normal and 10% colder than the prior year. Additionally, weather in fiscal 2000 was 11% warmer than normal and 5% colder than fiscal 1999. While the effect of the warm weather has impacted sales to heating customers, Elizabethtown's tariff contains a weather normalization clause that is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $0.6 million and $4.4 million higher in fiscal 2001 and 2000, respectively, than they would have been without such clauses. For a further discussion on variations in revenues, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Elizabethtown's customers currently have the ability to utilize transportation service and purchase their gas from other suppliers. The rate charged to transportation customers remains regulated as to price and returns. Tariffs for transportation service have been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, Elizabethtown is financially indifferent as to whether it transports gas or sells gas and transportation together.

In response to the Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the New Jersey Board of Public Utilities (NJBPU) approved a Stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the Company to continue offering basic gas supply service through December 2002, when the NJBPU will decide if the gas supply function should be removed from the gas distribution companies and made competitive. As of September 30, 2001, no residential customers in the Company's New Jersey service territory have switched to an alternative gas supplier.

Elizabethtown's "interruptible" customers have alternative energy sources and use gas on an "as available" basis. Variations in the volume of gas sold or transported to these customers do not have a significant effect on the Company's earnings because in accordance with New Jersey regulatory requirements, 80% of the margins that otherwise would be realized on gas sold or transported to interruptible customers are used to reduce gas costs charged to firm sales customers.

City Gas Company of Florida (City Gas). City Gas is the second largest natural gas utility in Florida, supplying gas to more than 101,000 customers in Dade and Broward Counties in south Florida, and in Brevard, Indian River and St. Lucie Counties in central Florida. City Gas' service areas cover approximately 3,000 square miles and have a population of approximately 1.7 million.

City Gas' regulated gas volumes sold or transported and customers served for the past three fiscal years were as follows:

Regulated Gas Volumes Sold or Transported (in thousands of Mcf)
	2001	2000	1999
Firm Sales:
Residential	1,930	1,854	1,738
Commercial	2,194	3,077	3,353
Industrial	129	159	---
Interruptible Sales	66	70	111
Transportation Sales	5,156	4,701	4,174
	____	____	____
Total	9,475	9,861	9,376
	====	====	====

Utility Customers Served (twelve-month average)
	2001	2000	1999
Firm Sales:
Residential	95,963	95,442	94,784
Commercial	3,984	4,530	4,699
Industrial	8	8	---
Interruptible Sales	5	4	4
Transportation Services	1,313	617	315
	______	______	_____
Total	101,273	100,601	99,802
	======	======	=====

City Gas' residential customers purchase gas primarily for water heating, clothes drying and cooking. Some customers, principally in central Florida, also purchase gas to provide space heating during the relatively mild winter season. Year-to-year growth in the average number of residential customers primarily reflects new construction.

City Gas' commercial business consists primarily of schools, businesses and public facilities, of which the number of customers tends to increase concurrently with the continuing growth in population within its service areas. As with its residential markets, the Company is seeking to maximize the utilization of its existing mains by emphasizing marketing efforts toward potential commercial business along these lines.

Certain commercial and industrial customers have converted their natural gas service from a sales basis to a transportation basis. City Gas' transportation tariff provides margins on transportation services that are substantially the same as margins earned on gas sales.

On January 16, 2001, City Gas received approval from the FPSC to increase its annual base rates by $5.13 million to cover the cost of service enhancements and reliability improvements since City Gas' last base rate increase in 1996. The new rate level provides for an allowed return on equity of 11.5 percent and an overall rate of return of 7.88 percent.

North Carolina Gas. The Company, through North Carolina Gas, provides gas service to approximately 14,200 customers in Rockingham and Stokes Counties in North Carolina, which territories comprise approximately 700 square miles. During fiscal 2001, the regulated operations of North Carolina Gas sold or transported approximately 3.7 million Mcf of gas as follows: 24% sold to residential customers, 16% sold to commercial customers, 6% sold to industrial customers and 54% transported to commercial and industrial customers.

Elkton Gas (Elkton). The Company, through Elkton, provides gas service to approximately 4,600 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland. During fiscal 2001, Elkton sold approximately 935,000 Mcf of gas as follows: 26% sold to residential customers, 18% sold to commercial customers and 56% sold to industrial customers.

Valley Cities Gas and Waverly Gas (VCW). VCW provide gas service to approximately 6,500 customers in franchised territories comprising 114 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas, respectively. During fiscal 2001, the regulated operations of VCW sold or transported approximately 3.2 million Mcf of gas as follows: 19% sold to residential customers, 8% sold to commercial customers, 2% sold to industrial customers and 71% transported to commercial and industrial customers.

On October 5, 2000, the Company agreed to sell the assets of VCW to C&T Enterprises, Inc. of Pennsylvania. The transaction is expected to close early in calendar 2002 after all regulatory approvals have been obtained (see Item 7- Management's Discussion and Analysis - Sale of Valley Cities Gas and Waverly Gas for further discussion of this transaction).

Gas Supply and Operations

In recent years, the gas industry has been undergoing structural changes in response to policies of the Federal Energy Regulatory Commission (FERC) and local regulatory commissions designed to increase competition. Traditionally, interstate pipelines were wholesalers of natural gas to local distribution companies and generally did not provide separate transportation or other services for specific customers. In 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. In fiscal 1995, the NJBPU unbundled the services provided and the rates charged to New Jersey commercial and small industrial customers as well. The transition to more competitive rates and services has the effect of increasing the opportunity for local gas distribution companies, and industrial and commercial customers to purchase natural gas from alternative sources, while increasing the potential business and regulatory risk borne by a local gas distribution company with respect to the acquisition and management of natural gas services.

The Company endeavors to utilize its pipeline capacity efficiently by matching capacity to its load profile to the extent feasible. To this end, the Company has had a broad unbundled service tariff for certain of its customers since 1987. The Company continues to avail itself of opportunities to improve the utilization of its pipeline capacity by pursuing broad based customer growth, including off-peak markets and utilizing capacity release and off-system sales opportunities afforded by Order No. 636 when operationally feasible.

The Company's gas supply for its utility divisions during fiscal 2001 came from the following sources: approximately 10 percent from long term purchase contracts; approximately 64 percent from seasonal or monthly purchase contracts and 26 percent from daily purchases made in the spot market. The Company manages its gas supply portfolio to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 2001, the Company's largest single supplier accounted for approximately 15 percent of the Company's total gas purchases.

The Company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the Company has a right to deliver, on a firm year-round basis, of up to 91.3 million Mcf of natural gas annually with a maximum of approximately 268,000 Mcf per day. Both the price and conditions of service under these contracts are regulated by the FERC.

The Company has long-term gas purchase contracts for the supply of natural gas for its system with four suppliers. Under these contracts, the Company has a right to purchase, on a firm year-round basis, up to 12.0 million Mcf of natural gas annually with a maximum of approximately 31,091 Mcf per day. In order to achieve greater supply flexibility, and to more closely match its gas supply portfolio to changes in the market it serves, the Company recently allowed a long-term gas supply contract to expire at the conclusion of its primary terms. As a result, the Company has reduced its fixed gas cost obligations. The Company has replaced the supply with shorter-term, seasonal and monthly firm supply, thus reducing the average term of its gas purchase obligations. In addition, the Company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers. In fiscal 1995, the Company, along with seven other Northeastern and Mid-Atlantic gas distribution companies, formed the East Coast Natural Gas Cooperative LLC (the "Co-op"). The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies. Participation in and reliance upon certain contractual arrangements among Co-op members has allowed the Company to reduce costs associated with winter services.

In order to have available sufficient quantities of gas during the heating season, the Company stores gas during non-peak periods and purchases supplemental gas, including propane, LNG and gas available under contracts with certain large cogeneration customers, as it deems necessary. The storage contracts provide the Company with an aggregate of 14 million Mcf of natural gas storage capacity and provide the Company with the right to receive a maximum daily quantity of 176,821 Mcf. The contracts with cogeneration customers provide 26,200 Mcf of daily gas supply to meet peak loads by allowing the Company to take back capacity and supply that otherwise is dedicated to serve those customers.

The Company has a LNG storage and vaporization facility in New Jersey for handling peak gas demand. It has a daily delivery capacity of 29,800 Mcf and storage capacity of 131,000 Mcf.

The Company's maximum daily sendout in fiscal 2001 was approximately 330,219 Mcf in New Jersey and 91,533 Mcf in the other service territories combined. The Company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for New Jersey of approximately 407,700 Mcf and approximately 126,110 Mcf for the other service territories combined.

Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $60.1 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the unbundling of natural gas services in New Jersey and Pennsylvania, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

The Company distributes gas through approximately 6,600 miles of steel, cast iron and plastic mains. The Company has physical interconnections with five interstate pipelines in New Jersey and one interstate pipeline in Florida. In addition, the Company has physical interconnections in North Carolina and Pennsylvania with interstate pipelines, which also connect to New Jersey. Common interstate pipelines along the Company's operating system provide the Company with greater flexibility in managing pipeline capacity and supply, and thereby optimizing system utilization.

Regulation

The Company is subject to regulation with respect to, among other matters, rates, service, accounting and the issuance of securities. The Company is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. The Company is also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1968, with respect to the design, installation, testing, construction and maintenance of pipeline facilities. Natural gas purchases, transportation service and storage service provided to the Company by interstate pipeline companies are subject to regulation by the FERC (see "Gas Supply and Operations"). In addition, the Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency, the New Jersey Department of Environmental Protection and other federal and state agencies.

The Company's current rates and tariffs for New Jersey reflect a rate case that was settled in October 1991, under which the Company obtained a weather normalization clause - see "Elizabethtown Gas". The 1991 rate case provided for an allowed return on equity of 12.4 percent and an overall rate of return of 11.3 percent.

On January 16, 2001, City Gas received approval from the Florida Public Service Commission (FPSC) to increase its annual base rates by $5.13 million. The new rate level provides for an allowed return on equity of 11.5 percent and an overall rate of return of 7.88 percent.

The current rates and tariffs for the North Carolina, Maryland, Pennsylvania and New York operations were authorized between October 1988 and September 1995. These operations serve approximately 25,000 customers in aggregate. The tariff for North Carolina Gas reflects a weather normalization clause for its temperature sensitive residential and commercial customers.

The Company's tariffs for each state in which it operates contain adjustment clauses that enable the Company to recover purchased gas costs. The adjustment clauses provide for periodic reconciliations of actual recoverable gas costs with the estimated amounts that have been billed. Under or over recoveries at the reconciliation date are recovered from or refunded to customers in subsequent periods.

Franchises

The Company holds non-exclusive municipal franchises and other consents which enable it to provide natural gas in the territories it serves. The Company intends to seek to renew these franchises and consents as they expire.

Seasonal Aspects

Sales of gas to some classes of customers are affected by variations in demand due to changes in weather conditions, including normal seasonal variations throughout the year. The demand for gas for heating purposes is closely related to the severity of the winter heating season. Seasonal variations affect short-term cash requirements.

The effects of weather that is above or below normal is offset in New Jersey and North Carolina through weather normalization clauses contained in the tariffs in those jurisdictions. The weather normalization clauses are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal.

Competition

The Company competes with distributors of other fuels and forms of energy, including electricity, fuel oil and propane, in all portions of the territories in which it has distribution mains. In addition, in 1992, the FERC issued Order No. 636 (see "Gas Supply and Operations"). Subsequently, initiatives were sponsored in various states, the purposes of which were to "unbundle" or separate into distinct transactions, the purchase of the gas commodity from the purchase of transportation services for the gas. To that end, several of the Company's operating divisions have unbundled residential, commercial and industrial gas purchase and transportation rates.

The unbundled sale of gas to customers is subject to competition from unregulated marketers and brokers, which generally do not bear the obligations or costs related to operating a regulated utility. Tariffs for transportation service have generally been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, the Company is financially indifferent as to whether it transports gas, or sells gas and transportation together. The Company also faces the risk of loss of transportation service for large industrial customers which may have the ability to build connections to interstate gas pipelines and bypass the Company's distribution system. Gas distributors can also expect increased competition from electricity as deregulation in that industry decreases prices and increases supply sources. Alternatively, opportunities may increase for gas service to fuel generators for large industrial customers, replacing electric utility service.

Environment

Reference is made to Item 7, "Management's Discussion and Analysis-Capital Expenditures and Commitments" and Note 13, "Commitments and Contingencies" of the "Notes to the Consolidated Financial Statements" for information regarding environmental matters affecting the Company.

Wholesale Energy Marketing and Trading Segment

Products and Services

The Wholesale Energy Marketing and Trading segment reflects the operations of the Company's NUI Energy Brokers and NUI Virginia Gas subsidiaries, as well as off-system sales by the utility divisions. Together, this segment offers wholesale energy sales, energy portfolio management, risk management and utility asset management.

NUI Energy Brokers, Inc. (NUI Energy Brokers) was formed in 1996 to provide the wholesale energy trading, brokering, and risk management activities of the Company. In addition to providing these services to third parties, NUI Energy Brokers is also responsible for the supply acquisition activity for NUI's Distribution Services segment. NUI Energy Brokers trades physical natural gas in four geographic regions: the Northeast, Southeast, Gulf Coast, and Mid Continent. In addition, NUI Energy Brokers trades futures and options contracts on the New York Mercantile Exchange. The risk associated with trading activities is closely monitored on a daily basis and controlled in accordance with the Company's Risk Management Policy. As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated. Therefore, the earnings from NUI Energy Brokers are likely to be more volatile than the Company's utility distribution business (see Item 7, "Management's Discussion and Analysis-Market Risk Exposure"). NUI Energy Brokers generated margins of $19.3 million in fiscal 2001, $12.8 million in fiscal 2000, and $8.3 million in fiscal 1999.

NUI Virginia Gas (Virginia Gas) is a natural gas storage, pipeline, and propane and natural gas distribution company. Virginia Gas operates in the Mid-Atlantic region, which has a rapidly growing demand for natural gas and power generation. Virginia Gas contributed margins of $2.3 million since it was acquired on March 28, 2001 (see Note 3 of the Notes to the Consolidated Financial Statements).

Another business line within Wholesale Energy Marketing and Trading is off-system sales, or the use of utility-owned gas assets to make sales to customers outside of NUI's service areas. Such assets include pipeline capacity and gas storage facilities. These assets are managed separately from non-utility assets, and their use is monitored and regulated by state regulatory commissions. Pursuant to regulatory agreements in some states in which the Company operates, the Company is able to retain a portion of the margins from these sales in varying percentages depending on the state in which the assets are owned. Off-system sales margins totaled $889,000 in fiscal 2001, $1,547,000 in fiscal 2000 and $771,000 in fiscal 1999.

Retail and Business Services Segment

Products and Services

The Retail and Business Services segment is comprised of the Company's NUI Energy, Inc., NUI Energy Solutions, Inc., Utility Business Service, Inc., NUI Telecom, Inc. and TIC Enterprises, LLC subsidiaries, and its appliance business operations. Together this segment provides retail energy sales, project development and energy consulting services, telecommunications services, including local, long distance, cellular, internet and data communications services; appliance repair, maintenance, installation and leasing; customer information system services including bill printing, mailing, collection and payment processing; network analysis; facilities database management; operations mapping and field computing for other utilities; and sales outsourcing.

NUI Energy, Inc. (NUI Energy) is a full service energy marketing company that provides energy supply, planning and management services to a wide range of commercial and industrial customers. NUI Energy's operating margins were $5.6 million in fiscal 2001, as compared with $2.4 million in fiscal 2000 and $4.1 million in fiscal 1999.

NUI Energy Solutions, Inc. (NUI Energy Solutions) began operations in fiscal 1998 to provide energy management and consulting services to existing and new customers. Due to the significantly higher gas costs experienced for the majority of fiscal 2001, NUI Energy Solutions recorded a loss of $0.1 million during the year. NUI Energy Solutions' operating margin was $1.0 million in fiscal 2000. Due to start-up costs associated with this business, NUI Energy Solutions recorded a loss in fiscal 1999.

Utility Business Services, Inc. (UBS) provides customer information systems and geographic information system services to investor-owned and municipal utilities, as well as third-party providers in the gas, water and wastewater markets. WINS CIS, the premiere customer information system developed and maintained by UBS, is presently serving approximately 29 clients with state-of-the-art capabilities in support of more than 700,000 customers. In addition to generating over three million bills each year, UBS assists clients in allied areas such as automatic meter reading, payment processing, and account recovery. In fiscal 1999, UBS introduced a natural gas version of WINS CIS by converting three of the Company's Distribution Services utility divisions to the new system. UBS is currently working on a web-enabled version of WINS CIS and plans to address the needs of the electric industry in the near term. Geographic information services are currently provided to 5 clients. UBS had margins of $3.3 million in fiscal 2001, $2.4 million in fiscal 2000 and $2.3 million in fiscal 1999.

On November 12, 1999, the Company closed on its acquisition of International Telephone Group, Inc (ITG) (see Note 2 of the Notes to the Consolidated Financial Statements). The acquisition was treated as a merger whereby ITG merged with and into a subsidiary of the Company. ITG subsequently changed its name to NUI Telecom, Inc. NUI Telecom is a full service telephone company that provides its customers with a single service solution for all their telecommunication requirements including local, long distance, cellular, internet, and data communications services. NUI Telecom generated revenues of $15.9 million in fiscal 2001 and $5.2 million in fiscal 2000.

TIC Enterprises, LLC (TIC) is a sales outsourcing firm that has exclusive contracts with the United States Postal Service (USPS), and various telecommunications equipment and service providers that enable TIC to provide a broad range of telephony and data products and services to its customers. TIC generated revenues of $12.5 million since the Company acquired the 51 percent interest it did not previously own on May 15, 2001 (see Item 7, "Management's Discussion and Analysis-TIC" and Note 4 of the Notes to the Consolidated Financial Statements).

During fiscal 1999, the Company completed the separation of its appliance servicing and leasing business from its Distribution Services segment. This group performed more than 70,700 revenue producing appliance service jobs in fiscal 2001. The appliance group generated revenues of $15.6 million in fiscal 2001, $14.6 million in fiscal 2000 and $12.3 million in fiscal 1999.

Other NUI Operations

NUI Environmental Group, Inc. (NUI Environmental) was formed in fiscal 1996 to develop a solution to the rapidly decreasing accessibility of the New York/New Jersey harbor to international commercial shipping traffic. On December 23, 1998, NUI Environmental was selected from a group of sixteen firms that responded to a request for proposal by the State of New Jersey to participate in a Sediment Decontamination Demonstration Project designed to identify new technologies for the productive dredging of the harbor. During fiscal 2001, NUI Environmental completed its work on a $485,000 contract from the State of New Jersey for a Pilot Study to demonstrate the effectiveness of an innovative process for the treatment of dredged material from the harbor. The Sediment Decontamination Program involves two phases: the Pilot Study and a full-scale Demonstration Project. Having successfully completed the Pilot Study, NUI Environmental is awaiting notification from the State as to level of funding it would receive for its participation in the Demonstration Project (which could range from $2.2 million to $5.9 million).

Persons Employed

As of September 30, 2001, the Company employed a total of 1,599 persons, of which 270 employees in New Jersey were represented by the Utility Workers Union of America (Local 424) and 46 employees were represented by the Communications Workers of America (Local 1023); 82 employees in Florida (Locals 769 and 385) and 13 employees in Pennsylvania (Local 529) were represented by the Teamsters Union; and 37 employees in North Carolina were represented by the International Brotherhood of Electrical Workers (Local 2291). The recent Utility Workers Union of America collective bargaining agreement with the New Jersey union became effective November 21, 2001, and expires on November 20, 2005. The North Carolina union collective bargaining agreement was negotiated on August 20, 2001, and expires on August 30, 2004. The collective bargaining agreement in Pennsylvania is a three-year agreement that expires on September 30, 2002. The collective bargaining agreements in Florida was negotiated on March 31, 2001, and expires on March 31, 2004. The Communications Workers of America contract became effective November 1, 2000 and expires on March 31, 2003.

Persons employed by segment are as follows: Distribution Services segment-722; Wholesale Energy Marketing and Trading-96; and Retail and Business Services-604 persons. In addition, the Corporate office of NUI employed a total of 177 persons, which employees primarily work in shared services for the entire corporation.

Available Information

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Any document the Company files with the Commission may be read or copied at the Commission's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. The Company's Commission filings are also available at the Commission's Web site at http:// www. sec.gov or the Company's Web site at http:// www. nui.com.

Item 2. Properties

The Company owns approximately 6,600 miles of steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment. In addition, the Company owns peak shaving plants, including a LNG storage facility in Elizabeth, New Jersey.

The Company also owns real property in Union, Middlesex, Mercer, Morris, Warren, Sussex and Hunterdon counties in New Jersey, and in Dade, Broward, Brevard, Indian River and St. Lucie counties in Florida, portions of which are under lease to others. The Company's properties include office buildings in Hialeah and Rockledge, Florida that serve as the principal operating offices for the Florida operations; and office buildings in Reidsville, North Carolina and Sayre, Pennsylvania that serve as operating offices for the North Carolina and the Pennsylvania and New York operations, respectively. The Company also owns various service centers in New Jersey, Florida, North Carolina, Maryland and Pennsylvania from which the Company dispatches service crews and conducts construction and maintenance activities.

The Company leases office space in Bedminster, New Jersey that serves as its corporate headquarters, and leases certain other facilities in New Jersey, Florida and Virginia that are operated as customer business offices or operating offices. The Company also leases approximately 200,000 square feet in an office building in Union, New Jersey. The Company's TIC Enterprises subsidiary leases 13 offices in 11 states that serve as operating offices.

Virginia Gas owns the approximately 600 acres that comprises the Saltville facility.  Tthe Early Grove Field is situated on land not owned by the Company.

Subject to minor exceptions and encumbrances, all other property materially important to the Company and all principal plants are owned in fee simple, except that most of the mains and pipes are installed in public streets under franchise or statutory rights or are constructed on rights of way acquired from the apparent owner of the fee.

Item 3. Legal Proceedings

The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

NUI common stock is listed on the New York Stock Exchange and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported price range per share of NUI common stock for the two years ended September 30, 2001, were as follows:

	Quarterly Cash	Price Range
	Dividend	High	Low

Fiscal 2001:
First Quarter	$0.245	$33.938	$27.875
Second Quarter	0.245	32.313	25.313
Third Quarter	0.245	27.030	20.100
Fourth Quarter	0.245	23.950	20.080

Fiscal 2000:
First Quarter	$0.245	$28.186	$23.438
Second Quarter	0.245	30.750	22.938
Third Quarter	0.245	28.186	25.250
Fourth Quarter	0.245	32.436	26.188

There were 5,624 shareholders of record of NUI common stock at November 30, 2001.

It is the Company's intent to continue to pay quarterly dividends in the foreseeable future. NUI's dividend policy is reviewed on an ongoing basis and is dependent upon the Company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors.

The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay $76.8 million of cash dividends at September 30, 2001.

Item 6. Selected Financial Data
Selected Consolidated Financial Data (in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2001	2000	1999	1998	1997

Operating Revenues	$1,134,303	$934,776	$826,194	$826,263	$606,285
Net Income	$ 22,674	$ 26,747	$ 24,560	$ 12,314	$ 19,649
Net Income Per Share	$ 1.70	$ 2.07	$ 1.93	$ 0.98	$ 1.75
Dividends Paid Per Share	$ 0.98	$ 0.98	$ 0.98	$ 0.98	$ 0.94

Total Assets	$1,170,800	$920,857	$844,226	$776,847	$803,665
Capital Lease Obligations	$ 3,323	$ 4,396	$ 2,599	$ 8,566	$ 9,679
Long-Term Debt	$ 308,989	$268,947	$268,911	$229,098	$229,069
Common Shareholders' Equity	$ 289,145	$256,969	$237,318	$222,992	$218,291
Common Shares Outstanding	13,755	12,929	12,750	12,680	12,429

Notes to the Selected Consolidated Financial Data:

Net income for fiscal 2000 includes a gain on the sale of assets which increased net income by $1.7 million (after tax), or $0.13 per share.

Net income for fiscal 1999 includes a pension settlement gain and other non-recurring items. The effect of these items increased net income by $2.3 million (after tax), or $0.18 per share.
Summary Consolidated Operating Data

	Fiscal Years Ended September 30,
	2001	2000	1999	1998	1997
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$272,520	$208,461	$197,800	$197,955	$201,435
Commercial	115,828	85,776	82,285	90,739	104,873
Industrial	12,325	8,950	8,694	19,684	23,263
Interruptible Sales	80,804	63,369	49,110	45,583	55,831
Unregulated Sales	563,364	502,430	432,414	421,381	177,565
Transportation Services	40,737	41,594	37,634	33,338	28,617
Customer Service, Appliance Leasing and Other	48,725	24,196	18,257	17,583	14,701
	________	_______	_______	_______	_______
	$1,134,303	$934,776	$826,194	$826,263	$606,285
	======	=====	=====	=====	=====
Gas Sold or Transported (MMcf)
Firm Sales:
Residential	25,148	23,167	22,064	21,771	22,956
Commercial	11,616	10,839	11,058	12,076	14,254
Industrial	1,368	1,430	1,584	4,463	4,819
Interruptible Sales	13,380	15,929	16,420	13,183	15,074
Unregulated Sales	94,972	145,642	168,748	163,418	62,819
Transportation Services	35,205	35,235	32,601	30,831	28,294
	______	______	______	______	______
	181,689	232,242	252,475	245,742	148,216
	=====	=====	=====	=====	=====
Average Utility Customers Served
Firm Sales:
Residential	353,397	348,626	344,448	338,958	335,632
Commercial	23,848	23,474	23,320	23,407	24,312
Industrial	263	253	254	275	306
Interruptible Sales	47	45	56	111	121
Transportation Services	3,854	3,787	3,535	2,948	1,460
	______	______	______	______	______
	381,409	376,185	371,613	365,699	361,831
	=====	=====	=====	=====	=====
Degree Days in New Jersey	5,036	4,579	4,381	4,356	4,772

Employees (year-end)	1,599	1,078	1,049	1,081	1,126

Ratio of Earnings to Fixed Charges	2.44	2.70	2.64	1.85	2.11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the Company's historical results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and the related notes.

Overview

The following discussion and analysis refers to NUI Corporation and all its operating divisions and subsidiaries (collectively referred to as NUI or the Company). The Company is engaged in the sale and distribution of natural gas, energy commodity trading and marketing, sales outsourcing, and telecommunications. Its local distribution operations provide natural gas and related services to more than 380,000 customers in seven states along the eastern seaboard and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas. Virginia Gas is also engaged in other activities, such as pipeline operation; natural gas storage; gathering, marketing and distribution services; natural gas exploration, production and well operation; and propane distribution. The Company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a digital mapping and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary.

Results of Operations

Fiscal Years Ended September 30, 2001 and 2000

Net Income. Net income for fiscal 2001 was $22.7 million, or $1.70 per share, as compared with net income of $26.7 million, or $2.07 per share, in fiscal 2000. Net income in fiscal 2000 includes after-tax non-recurring credits of $1.7 million, or $0.13 per share, related to the gain on the sale of assets. Absent this non-recurring gain, net income would have been $25.1 million, or $1.94 per share, in fiscal 2000. The decrease in earnings in fiscal 2001 was primarily attributed to operating losses incurred by TIC (see further discussion later in this section), which offset improved results of the Company's other businesses. The total after-tax effect of the losses incurred by TIC during fiscal 2001 was $6.1 million, or $0.45 per share.

Operating Revenues. The Company's operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses utilized by the Company's utility operations. Such clauses enable the Company to pass through to its utility customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the Company for purchased gas without affecting operating margins. Since the Company's utility operations do not earn a profit on the sale of the gas commodity, the Company's level of regulated operating revenues is not necessarily indicative of financial performance.

The Company's operating revenues increased $199.5 million, or 21 percent, during fiscal 2001, as compared with fiscal 2000. Distribution Services revenues increased approximately $114.2 million, mainly as a result of a significant increase in gas prices (see "Financing Activities and Resources"), colder weather than the prior year (10 percent colder) and customer growth. These increases were partially offset by a decrease in sales to certain interruptible industrial customers who switched to alternative fuels during part of the year as a result of the extremely high gas prices.

Wholesale Energy Marketing and Trading revenue decreased by approximately $7.7 million, primarily due to lower physical volumes traded by NUI Energy Brokers, which was partially offset by additional revenues of $2.8 million from the acquisition of Virginia Gas.

Retail and Business Services revenue increased $93.0 million, or 114 percent, due to increases in all of its operating businesses. NUI Energy increased revenues by over $70 million as a result of significantly higher gas prices experienced during fiscal 2001. These increased gas prices drove many competitors out of the market. As a result, when gas prices began to decline, NUI Energy was able to capture additional market share and sign customers to longer term contracts. NUI Telecom increased revenue by $10.7 million due to significant customer growth. This segment also included higher revenues from UBS and the appliance services business due to both customer growth and favorable pricing, and includes $12.5 million of revenue by TIC since May 15, 2001 (see Note 4 of the Notes to the Consolidated Financial Statements).

Operating Margins. The Company's operating margins increased $27.2 million, or 14 percent, during fiscal 2001, as compared with fiscal 2000. The Company's Distribution Services segment margins increased $4.2 million, or 2 percent, as a result of weather that was 10 percent colder than fiscal 2000, but still 2 percent warmer than normal, and customer growth. Partially offsetting these increases was the interruption of certain industrial customers for part of the heating season. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $0.6 million and $4.4 million higher in fiscal 2001 and 2000, respectively, than they would have been without such clauses. These weather normalization clauses mitigate some of the weather-related risk to which the Company is exposed. NUI Energy Brokers entered into a weather derivative which resulted in a loss of $0.5 million during fiscal 2001, as compared to approximately $1.5 million of margin which was contributed during fiscal 2000.

Operating margins increased in the Retail and Business Services segment by approximately $14.8 million, or 145 percent, due to the inclusion of $6.6 million of margins for TIC, increases in revenues for NUI Energy and the continued growth of NUI Telecom, UBS and the appliance service business.

Operating margins from the Company's Wholesale Energy Marketing and Trading segment increased by approximately $8.2 million, or 57 percent, primarily due to the inclusion of Virginia Gas since its acquisition on March 28, 2001, and an increase of almost 51 percent in operating margins from NUI Energy Brokers due to increased volatility in gas prices and a higher winning trading percentage. These increases were partially offset by the weather derivative as noted previously.

Other Operating Expenses. Operations and maintenance expenses increased by approximately $22.0 million, or 23 percent, in fiscal 2001, as compared with fiscal 2000. The increase was primarily the result of the inclusion of recent acquisitions of TIC and Virginia Gas (see Notes 3 and 4 of the Notes to the Consolidated Financial Statements); higher provisions for bad debts, mainly as a result of the impact of extremely high gas prices; increased commission expenses related to the increases in operating margins by NUI Energy Brokers, NUI Energy and NUI Telecom; higher benefits costs due to the continued rising increases in medical costs; and leasing costs associated with the Company's new technology lease for computer equipment.

Depreciation and amortization decreased approximately $0.4 million in fiscal 2001, as compared to the prior year, due to reduced capital expenditures that were placed in service during the current year and the Company now leasing technology assets which were owned in previous years. These decreases were partially offset by an increase in goodwill amortization in conjunction with the previously noted acquisitions of Virginia Gas and TIC.

Interest Expense. Interest expense increased by approximately $4.3 million in fiscal 2001, as compared to fiscal 2000. Interest expense increased over the prior fiscal year due to higher average short-term borrowings, which was partially offset by the effect of declining interest rates throughout fiscal 2001. Also contributing to the increase was the interest on $60 million of Senior Notes issued during August 2001 (see "Liquidity and Capital Resources").

Other Income and (Expense), Net. Other income and expense, net, decreased by approximately $8.7 million in fiscal 2001, as compared to fiscal 2000. The decrease was primarily the result of the Company recording $5.9 million of losses related to its equity interest in TIC prior to the May 2001 acquisition, compared to $1.3 million of equity income in fiscal 2000 (see further discussion that follows). Also included in the prior year was a non-recurring gain on the sale of assets of $2.8 million.

Fiscal Years Ended September 30, 2000 and 1999

Net Income. Net income for fiscal 2000 was $26.7 million, or $2.07 per share, as compared with net income of $24.6 million, or $1.93 per share, in fiscal 1999. Net income in both fiscal 2000 and 1999 include non-recurring credits to income. Net income in fiscal 2000 includes after-tax non-recurring credits of $1.7 million, or $0.13 per share, related to the gain on the sale of assets. Net income in fiscal 1999 includes non-recurring items totaling $2.3 million, or $0.18 per share, after tax, incurred mainly as a result of the Company's 1998 reorganization (see Note 5 of the Notes to the Consolidated Financial Statements). Absent these non-recurring gains, net income would have been $25.1 million, or $1.94 per share, in fiscal 2000 and $22.2 million, or $1.75 per share, in fiscal 1999. The increase in earnings in fiscal 2000 was mainly attributed to improved results in the Company's non-regulated businesses.

Operating Revenues. The Company's operating revenues increased $108.6 million, or 13 percent, during fiscal 2000, as compared with fiscal 1999. Distribution Services revenues increased approximately $30.3 million, mainly as a result of slightly colder weather than the prior year (4.5 percent colder) and customer growth.

Wholesale Energy Marketing and Trading revenue increased by approximately $49.7 million, mainly due to increased volatility in gas prices thereby creating greater opportunity for wholesale trading by NUI Energy Brokers, as well as a significant increase in gas prices.

Retail and Business Services revenue increased $28.6 million, primarily due to the inclusion of NUI Telecom effective November 12, 1999 (see Note 2 of the Notes to the Consolidated Financial Statements), which contributed $5.2 million in revenues, increases in the Company's appliance services business and increases in revenues from UBS and NUI Energy, the latter as a result of significantly higher gas prices.

Operating Margins. The Company's operating margins increased $13.2 million, or 7 percent, in fiscal 2000, as compared with fiscal 1999. The increase was primarily attributable to an increase of approximately $7.1 million, or 4 percent, in the Company's Distribution Services segment as a result of weather that was 4.5 percent colder than fiscal 1999, but still 11 percent warmer than normal, and customer growth. As a result of weather normalization clauses, operating margins were approximately $4.4 million and $5.4 million higher in fiscal 2000 and 1999, respectively, than they would have been without such clauses. To further reduce the risk associated with weather, NUI Energy Brokers entered into a weather derivative during fiscal 2000, which resulted in approximately $1.5 million of margin.

Operating margins from the Company's Wholesale Energy Marketing and Trading segment increased by approximately $5.3 million, or 59 percent, primarily due to an increase of almost 55 percent in operating margins from NUI Energy Brokers as a result of increased volatility in gas prices and the weather derivative, as noted previously.

Operating margins increased in the Retail and Business Services segment by approximately $0.8 million, or 8 percent, due to the inclusion of NUI Telecom, and increases in revenues for the appliance service business and UBS. Partly offsetting these increases was a decrease in margins from NUI Energy, which had margins of $2.4 million in fiscal 2000, as compared with $4.1 million in fiscal 1999. Due to the surge in gas prices during fiscal 2000, many of NUI Energy's customers opted to enter into month-to-month contracts rather than long-term contracts, thereby decreasing the mark-to-market value of these contracts compared to fiscal 1999. As a result, even though volumes and customers both increased during the fiscal 2000, margins declined as compared to 1999.

Other Operating Expenses. Operations and maintenance expenses increased by approximately $6.4 million, or 7 percent, in fiscal 2000, as compared with fiscal 1999. The increase was primarily the result of the inclusion of NUI Telecom beginning November 12, 1999 (see Note 2 of the Notes to the Consolidated Financial Statements), continued investment in the Company's non-regulated activities and higher benefits expenses due to the rising cost of medical claims.

The Company recognized approximately $4.0 million of pre-tax, non-recurring income in fiscal 1999. These items were mainly the result of the Company's 1998 reorganization. (See Note 5 of the Notes to the Consolidated Financial Statements for a further description of these items.)

Depreciation and amortization increased approximately $2.6 million in fiscal 2000, as compared to the fiscal 1999, primarily due to additional plant in service and an increase in depreciation rates for the Company's Florida utility division.

Interest Expense. Interest expense decreased by approximately $0.2 million in fiscal 2000, as compared to fiscal 1999. The Company received regulatory approval during fiscal 2000 for the retroactive deferral of carrying costs associated with the Company's regulatory asset relating to investigation and remediation of New Jersey manufactured gas plant sites and to treat such carrying costs as a regulatory asset, which decreased interest expense in fiscal 2000. This decrease was partially offset by increases in fiscal 2000 due to higher average short-term borrowings and higher interest rates (see "Liquidity and Capital Resources").

Other Income and (Expense), Net. Other income and expense, net, increased by approximately $2.7 million in fiscal 2000, as compared to fiscal 1999. The increase was primarily the result of a gain on the sale of assets of $2.8 million, but also reflected improved results from TIC of approximately $0.1 million during fiscal 2000.

TIC Enterprises

On May 15, 2001, NUI acquired the remaining 51 percent interest in TIC Enterprises LLC (TIC). The purchase price was $8 million plus the assumption of approximately $8 million of debt. NUI previously acquired 49 percent ownership on May 18, 1997, for approximately $22 million. Prior to May 15, 2001, NUI recorded its 49 percent share of TIC's earnings or losses under the equity method of accounting included under other income and expense on the Consolidated Statement of Income. Upon the full ownership of TIC, NUI began consolidating the results of TIC.

NUI recorded approximately $1.3 million of equity income in fiscal 1997, $0.1 million of equity losses in fiscal 1998, and $1.2 million and $1.3 million of equity income for fiscal years 1999 and 2000, respectively (all amounts are net of goodwill amortization), representing its 49 percent share of TIC's operating results. In fiscal 2001, TIC began experiencing operating losses incurred, in part, as a result of the downturn in the economy and the market for telecommunications equipment. At the same time, TIC was in the middle of switching telecommunications equipment providers from Lucent Technologies to Nortel Networks. The changeover of strategic partners required a ramp-up period to learn the new products, train the salesforce, and hire and mobilize a larger sales force. In addition, TIC was also in the midst of ramping up for its program to sell United States Postal Service (USPS) products and services. When the market for telecommunications equipment faded, TIC was not yet profitable with its USPS product line. As a result, beginning in November 2000, TIC began to experience operating losses. The TIC senior management team at that time was unable to institute effective measures to mitigate these issues, and on May 15, 2001, NUI purchased the remaining 51 percent of TIC. NUI recorded approximately $6 million of equity losses for its 49 percent interest in TIC during fiscal 2001, and recorded an additional $4 million of pre-tax operating losses, which are included in NUI's Consolidated Statement of Income.

TIC had operating losses of approximately $2 million per month from November 2000 through May 2001. Upon obtaining control, NUI focused on implementing a turnaround plan intended to position TIC to outlast the temporary downturn in the telecommunications market. Since the Company took control of TIC, TIC has reduced costs significantly. In addition TIC has been able to continue to develop the USPS product line. The result of these efforts allowed TIC to nearly break-even for the month of September  2001. TIC is continuing to focus on controlling expenses and is working on creating additional strategic alliances to diversify its product offerings and further reduce its dependence on the telecommunications equipment market.

NUI has recorded approximately $39 million of unamortized goodwill associated with its complete acquisition of TIC. As a result of the operating losses incurred during fiscal 2001, NUI completed a review of undiscounted expected future net cash flows in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Impairment of Long-Lived Assets" as of September 30, 2001. The result of this analysis indicated that the carrying value of the goodwill for TIC was not impaired as of September 30, 2001, on an undiscounted basis and did not require a write-down. However, NUI has adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets" effective October 1, 2001, which requires that a fair market valuation be performed on the carrying value of TIC. The results of this analysis are not complete at this time, however, such analysis may result in a non-cash impairment charge that could be material to the results of operations and financial condition of the Company. As prescribed by SFAS 142, the Company must complete the fair market valuation within six months, or by March 31, 2002. However any charges that would result from implementing SFAS 142 would be measured and recorded as of the beginning of fiscal 2002.

Regulatory Matters

On November 1, 2000, the New Jersey Board of Public Utilities (NJBPU) issued an order approving an increase in the New Jersey Purchased Gas Adjustment (PGA) clause by 17.3 percent. The rate increase was effective immediately and resulted in a revenue increase of approximately $47 million annually. In addition, the Company was allowed to increase the PGA through a Flexible Pricing Mechanism (FPM) which allowed the Company to make additional pricing adjustments on a monthly basis of approximately 2 percent each month between December 2000 and April 2001. Each of these FPM increases resulted in additional revenues of up to $6 million on an annual basis. The increases in the PGA rate were granted to cover the higher costs of natural gas purchases which had risen from about $2.50 per dekatherm in July 1999 to more than $10.00 per dekatherm in January 2001 (see "Liquidity and Capital Resources").

In a December 1, 2000 filing, the Company requested the extension of the 2 percent FPM rate adjustments for an additional three months and authorization to record interest on its under-recovered gas balance. On March 30, 2001, the NJBPU issued an order approving the Company's request to extend the monthly 2 percent increases through July 2001 if actual gas costs warranted such increases. The Company has implemented these increases. In addition, the order allowed the Company to begin recording interest on its under-recovered gas cost balance, and to establish a new Gas Cost Under-recovery Adjustment (GCUA) to recover the gas cost under-recovery balance as of October, 31, 2001, with associated interest over a three-year period from December 1, 2001, through November 30, 2004. In addition, pursuant to the order, the Company was required to make a filing on November 15, 2001, to establish a new PGA rate designed to recover purchased gas costs for the period November 1, 2001, through September 30, 2002. In that filing, the Company requested approval to decrease its PGA rate and implement its GCUA rate, with a net effect representing a decrease of 12.7 percent in residential customer bills. The NJBPU approved the Company's request on an interim basis and these changes became effective December 1, 2001.

The Company's City Gas Company of Florida division received approval from the Florida Public Service Commission on January 16, 2001, to increase its annual base rates by $5.13 million. The increase represents a portion of the Company's request to cover the cost of service enhancements and reliability improvements since City Gas' last base rate increase in 1996. The new rate level provides for an allowed return on equity of 11.5 percent and an overall allowed rate of return of 7.88 percent.

In response to the Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a Stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the Company to continue offering basic gas supply service through December 2002, when the NJBPU will decide if the gas supply function should be removed from the gas distribution companies and made competitive. As of September 30, 2001, no residential customers in the Company's New Jersey service territory have switched to an alternative gas supplier.

Liquidity and Capital Resources

The Company had net cash used by operating activities of $20.8 million in fiscal 2001, compared to net cash provided by operating activities of $46.2 million in fiscal 2000, and $59.0 million in fiscal 1999. The decrease in fiscal 2001, as compared with fiscals 2000 and 1999, was primarily due to significantly higher gas prices paid during the current year.

During the past year, natural gas prices throughout the United States had increased to unprecedented highs. These price increases resulted in the need for higher than anticipated levels of short-term borrowings. There is a lag from the time of payment for purchased gas by the Company to the collection of such gas costs from customers through PGA clauses. Accordingly, the results for fiscal 2001 reflect the impact of this lag (see "Interest Expense"). As noted under Regulatory Matters, the Company has received various rate increases through its PGA clauses. However, such rate increases in New Jersey were not timely and have resulted in a significant lag between when the Company must pay for the gas compared to amounts collected from customers. The Company did receive the ability to accrue interest income on these under-collections in New Jersey, which will be included in PGA rates in the future.

Because the Company's primary business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions.

Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $161.2 million at 6.2 percent in fiscal 2001, $75.3 million at 6.7 percent in fiscal 2000, and $68.2 million at 5.3 percent in fiscal 1999.

At September 30, 2001, the Company had outstanding notes payable to banks amounting to $184.6 million and available unused lines of credit amounting to $8.9 million.

Long-Term Debt and Funds for Construction Held by Trustee. On August 20, 2001, the Company issued $60 million of Senior Notes with interest rates ranging from 6.60 percent to 7.29 percent. The proceeds were used to repay short-term indebtedness, which was used in part to acquire Virginia Gas and TIC.

The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 2001, and September 30, 2000, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $6.4 million and $21.3 million, respectively, and are classified on the Company's Consolidated Balance Sheet, including interest earned thereon, as Funds for Construction Held by Trustee.

Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. The proceeds from such issuances amounted to approximately $0.5 million in fiscal 2001, and $0.7 million in both fiscals 2000 and 1999, that were used primarily to reduce outstanding short-term debt.

The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $76.8 million of cash dividends at September 30, 2001.

From time to time, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.

Assets Held for Sale. Having completed the acquisition of Virginia Gas, the Company now seeks to focus on the development of the Virginia Gas operations that complement and augment existing NUI businesses and have opportunities for growth. Accordingly, the Company intends to sell the net assets of NUI Virginia Gas' Propane (VG Propane) and Marketing operations, as well as its 50 percent equity investment in a Virginia Gas Distribution Company (VGDC) and has classified these assets as Assets Held for Sale on the Consolidated Balance Sheet at September 30, 2001.

On October 4, 2001, the Company acquired the remaining 50 percent interest in VGDC that it did not previously own (see "Capital Expenditures and Commitments"). NUI intends to continue to hold the assets of VGDC for sale and is actively seeking a buyer.

On October 11, 2001, the Company sold the capital stock of VG Propane to Heritage Holdings, Inc. as of that date (see "Capital Expenditures and Commitments").

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $60.5 million in fiscal 2001, $52.7 million in fiscal 2000 and $47.9 million in fiscal 1999. Included in the current year capital expenditures was $13.7 million related to the development of an 83-mile distribution line through South-Central Florida. This will provide natural gas transportation service to Florida Crystals Corporation, a major sugar products producer with power plants, sugar mills, and refineries in Okeelanta and Osceola, as well as the towns of South Bay and Belle Glade.

Capital expenditures are expected to be approximately $61 million in fiscal 2002, which will be used primarily for the completion of the Florida distribution line, continued expansion and upkeep of the Company's natural gas distribution system, as well as certain technology projects.

Environmental. The Company owns or previously owned six former manufactured gas plant (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $33 million, which is the probable minimum amount that the Company expects it will expend in the next 20 years to remediate the Company's MGP sites. Of this reserve, approximately $29 million relates to New Jersey MGP sites and approximately $4 million relates to the MGP sites located outside New Jersey. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs in rates over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1 million in environmental costs incurred between July 1, 2000 and June 30, 2001, is currently pending NJBPU approval. With respect to costs that may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $60.1 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its PGA clauses. As a result of the unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Long-term Debt. The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002. This amount has been included in current liabilities at September 30, 2001.

Sale of Valley Cities Gas and Waverly Gas. On October 5, 2000, the Company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. C&T will pay an additional $3 million to the Company should certain revenue targets be achieved. The transaction is expected to close early in calendar 2002, after all regulatory approvals have been obtained. For the year ended September 30, 2001, VCW generated $11.8 million of operating revenues, $3.9 million of operating margin and $1.0 million of operating income.

Joint Venture with Duke Energy. On April 30, 2001, the Company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUI's Virginia Gas subsidiary and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC. Upon approval by necessary regulatory agencies, NUI Virginia Gas will contribute certain storage assets to the limited liability company valued at approximately $16 million. DEGT will contribute the next $16 million of capital required to expand the facility for its intended purpose.

The Joint Venture will expand the present Saltville storage facility from its current capacity of 1.1 billion cubic feet (Bcf) to approximately 12 Bcf and connect it to DEGT's East Tennessee Natural Gas mainline system. At full capacity, the Saltville storage field will be able to deliver up to 500 million cubic feet of natural gas to area markets. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage.

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

Acquisition of Virginia Gas Storage Company and Virginia Gas Distribution Company. On October 4, 2001, the Company completed is acquisition of the remaining 50 percent interests in Virginia Gas Storage Company (VGSC) and Virginia Gas Distribution Company (VGDC) from the two individuals that each owned 25 percent of the stock of both companies. Under terms of the agreement, the Company paid each owner $750,000 and issued 72,324 shares of NUI Common Stock in exchange for their stock in both VGSC and VGDC. As noted in "Liquidity and Capital Resources- Assets Held for Sale," the Company intends to sell VGDC within the next twelve months.

Sale of Virginia Gas Propane Company. On October 11, 2001, the Company entered into an agreement to sell the capital stock of its Virginia Gas Propane Company (VG Propane) to Heritage Holdings, Inc. The purchase price was approximately $3.8 million and is subject to post-closing adjustments based on the ending assets and liabilities of VG Propane as of that date. The proceeds are expected to be reinvested in additional pipeline and storage capacity to facilitate the growth of NUI Virginia Gas.

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

NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, as of September 30, 2001, NUI Energy Brokers' VaR was $330,000.

Effects of Inflation

The Company's tariffs associated with its utility operating divisions provide PGA clauses through which rates charged to customers are adjusted for changes in the cost of gas on a reasonably current basis. Increases in other utility costs and expenses not otherwise offset by increases in revenues or reductions in other expenses could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses, and the uncertainty of whether regulatory commissions will allow full recovery of such increased costs and expenses.

Forward-Looking Statements

This document contains forward-looking statements. These statements are based on management's current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions; weather fluctuations; regulatory changes; competition from other providers of similar products; the market for telecommunications equipment; interest rate changes; and other uncertainties, all of which are difficult to predict and some of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," "will," and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of the Company as of September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001, the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 2001, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 14, 2001.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 14, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 14, 2001.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement was filed with the Securities and Exchange Commission on December 14, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1) Consolidated financial statements of the Company as of September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001 and the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 2001 are included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

     (2) The applicable financial statement schedule for the fiscal years 2001, 2000 and 1999 is included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

     (3) Exhibits:
Exhibit No.	Description	Reference
2(i)	Letter Agreement, dated June 29, 1993, by and between NUI Corporation and Pennsylvania & Southern Gas Company	Incorporated by reference to Exhibit 2(i) to Registration Statement No. 33-50561
2(ii)	Agreement and Plan of Merger, dated as of July 27, 1993, by and between NUI Corporation and Pennsylvania & Southern Gas Company	Incorporated by reference to Exhibit 2(ii) to Registration Statement No. 33-50561
2(iii)	Agreement and Plan of Merger, dated as of June 13, 2000 by and among NUI Corporation, VGC Acquisition Co. and Virginia Gas Co.	Incorporated by reference to Annex A of Registration Statement 333-46036 dated September 18, 2000
2(iv)	Agreement and Plan of Exchange between NUI Corporation and NUI Holding Company, dated as of March 1, 2001	Incorporated by reference to Exhibit 2 to NUI's Form 8-K dated March 2, 2001
2(v)	Agreement and Plan of Merger, as amended and restated as of March 28, 2001 by and among NUI Corporation, VGC Acquisition Co. and Virginia Gas Co..	Filed herewith
3(i)	Certificate of Incorporation, amended and restated as of December 1, 1995	Incorporated by reference to Exhibit 3(i) of NUI's Form 10-K Report for Fiscal 1995
3(ii)	By-Laws, amended and restated as of March 2, 2001	Filed herewith
4(i)	Rights Agreement between NUI Corporation and Mellon Securities Trust Company dated November 28, 1995	Incorporated by reference to NUI's Form 8-K dated December 1, 1995
4(ii)	First Amendment to Rights Agreement between NUI Corporation and Mellon Securities Trust Company dated as of February 26, 2001	Incorporated by reference to Exhibit 4 to NUI's Form 8-K dated March 2, 2001
4(iii)	Rights Agreement between NUI Corporation and American Stock Transfer & Trust Company dated as of March 2, 2001	Incorporated by reference to Exhibit 10(i) to NUI's Form 8-A dated March 2, 2001
10(i)	Service Agreement by and between Transcontinental Gas Pipe Line Corporation and Elizabethtown Gas Company ("EGC"), dated February 1, 1992 (#3686)	Incorporated by reference to Exhibit 10(i) to Registration Statement No. 33-50561
10(ii)	Service Agreement under Rate Schedule GSS by and between Transcontinental Gas Pipe Line Corporation and EGC, dated July 1, 1996	Incorporated by reference to Exhibit 10(ii) of NUI's Form 10-K Report for Fiscal 1997
10(iii)	Service Agreement under Rate Schedule LG-A by and between Transcontinental Gas Pipe Line Corporation and EGC, dated January 12, 1971, as amended 5/15/96	Incorporated by reference to Exhibit 10(iii) of NUI's Form 10-K Report for Fiscal 1999
10(iv)	Service Agreement by and between Transcontinental Gas Pipe Line Corporation and EGC, dated November 1, 1995 (Contract #1.1997)	Incorporated by reference to Exhibit 10(iv) of NUI's Form 10-K Report for Fiscal 1996
10(v)	Service Agreement by and between Transcontinental Gas Pipe Line Corporation and EGC, dated November 1, 1995 (Contract #1.1995)	Incorporated by reference to Exhibit 10(v) of NUI's Form 10-K Report for Fiscal 1996
10(vi)	Firm Gas Transportation Agreement by and among Transcontinental Gas Pipe Line Corporation, EGC and National Fuel Gas Supply Corporation, dated November 1, 1984	Incorporated by reference to Exhibit 10(vi) to Registration Statement No. 33-50561
10(vii)	Service Agreement by and among Transcontinental Gas Pipe Line Corporation and EGC, dated November 1, 1995 (Contract #1.1998)	Incorporated by reference to Exhibit 10(vii) of NUI's Form 10-K Report for Fiscal 1996
10(viii)	Service Agreement for Rate Schedule CDS by and between Texas Eastern Transmission Corporation and EGC, dated December 1, 1993 (Contract #800361)	Incorporated by reference to Exhibit 10(viii) to NUI's Form 10-K Report for Fiscal 1994
10(ix)	Service Agreement under Rate Schedule FTS-7 by and between Texas Eastern Transmission Corporation and EGC, dated October 25, 1994 (Contract #331720)	Incorporated by reference to Exhibit 10(ix) to NUI's Form 10-K Report for Fiscal 1994
10(x)	Service Agreement for Rate Schedule FTS-5 by and between Texas Eastern Transmission Corporation and EGC, dated March 18, 1996 (Contract #331501)	Incorporated by reference to Exhibit 10(x) of NUI's Form 10-K Report for Fiscal 1997
10(xi)	Service Agreement under Rate Schedule FTS-8 by and between Texas Eastern Transmission Corporation and EGC, dated June 28, 1994 (Contract #331013)	Incorporated by reference to Exhibit 10(xi) to NUI's Form 10-K Report for Fiscal 1994
10(xii)	Firm Transportation Service Agreement under FTS-2 Rate Schedule by and between City Gas and Florida Gas Transmission, dated August 12, 1993	Incorporated by reference to Exhibit 10(xii) of NUI's Form 10-K Report for Fiscal 1997
10(xiii)	Service Agreement for Rate Schedule FTS-2 by and between Texas Eastern Transmission Corporation and EGC, dated June 1, 1993 (Contract #330788)	Incorporated by reference to Exhibit 10(xiii) to Registration Statement No. 33-50561
10(xiv)	Service Agreement under NTS Rate Schedule by and between Columbia Gas Transmission Corporation and EGC, dated November 1, 1993 (Contract #39275)	Incorporated by reference to Exhibit 10(xiv) to NUI's Form 10-K Report for Fiscal 1993
10(xv)	Service Agreement under SST Rate Schedule by and between Columbia Gas Transmission Corporation and EGC, dated November 1, 1993 (Contract #38045)	Incorporated by reference to Exhibit 10(xv) to NUI's Form 10-K Report for Fiscal 1993
10(xvi)	Service Agreement under FTS Rate Schedule by and between Columbia Gas Transmission Corporation and EGC, dated November 1, 1993 (Contract #37882)	Incorporated by reference to Exhibit 10(xvi) to NUI's Form 10-K Report for Fiscal 1993
10(xvii)	Gas Transportation Agreement under FT-G Rate Schedule by and between Tennessee Gas Pipeline Company and EGC (Contract #597), dated September 1, 1993	Incorporated by reference to Exhibit 10(xvii) to NUI's Form 10-K Report for Fiscal 1993
10(xviii)	Gas Transportation Agreement under FT-G Rate Schedule by and between Tennessee Gas Pipeline Company and EGC (Contract #603), dated September 1, 1993	Incorporated by reference to Exhibit 10(xviii) to NUI's Form 10-K Report for Fiscal 1993
10(xix)	Service Agreement by and between Transcontinental Gas Pipe Line Company and EGC, dated November 1, 1995 (Contract #3832)	Incorporated by reference to Exhibit 10(xix) of NUI's Form 10-K Report for Fiscal 1996
10(xx)	Firm Transportation Service Agreement under FTS-1 Rate Schedule by and between City Gas and Florida Gas Transmission dated October 1, 1993 (Contract # 5034) as amended July 26, 2000	Incorporated by reference to Exhibit 10(xx) of NUI's Form 10-K Report for Fiscal 2000
10(xxi)	Amended and Restated Lease Agreement between NUI Corporation and Liberty Hall Joint Venture, dated April 28, 2000	Incorporated by reference to Exhibit 10(xx) of NUI's Form 10-K Report for Fiscal 2000
10(xxii)	1988 Stock Plan	Incorporated by reference to Exhibit 10(viii) to Registration Statement No. 33-21525
10(xxiii)	First Amendment to 1988 Stock Plan	Incorporated by reference to Exhibit 10(xxxiii) to Registration Statement No. 33-46162
10(xxiv)	Form of Termination of Employment and Change in Control Agreements	Incorporated by reference to Exhibit 10(xxiii) of NUI's Form 10-K Report for Fiscal 1995
10(xxv)	Firm Transportation Service Agreement under FTS-2 Rate Schedule by and between City Gas and Florida Gas Transmission, dated December 12, 1991 and Amendment dated November 12, 1993 (Contract #3608)	Incorporated by reference to Exhibit 10(xxiv) of NUI's Form 10-K Report for Fiscal 1994
10(xxvi)	Service Agreement under Rate Schedule LG-A by and between Transcontinental Gas Pipeline and North Carolina Gas Service Division of Pennsylvania & Southern Gas Company, dated August 5, 1971	Incorporated by reference to Exhibit 10(xxv) of NUI's Form 10-K Report for Fiscal 1994
10(xxvii)	Service Agreement under Rate Schedule GSS by and between Transcontinental Gas Pipeline and North Carolina Gas Service, dated July 1, 1996	Incorporated by reference to Exhibit 10(xxvi) of NUI's Form 10-K Report for Fiscal 1997
10(xxviii)	1996 Employee Stock Purchase Plan, as amended	Incorporated by reference to Exhibit 4 of Registration Statement No. 333-49349
10(xxix)

Service Agreement under Rate Schedule FT by and between Transcontinental Gas Pipeline and North Carolina Gas Service Division of Pennsylvania & Southern Gas Company, dated February 1, 1992 (Contract # 0.3922)

Incorporated by reference to Exhibit 10(xxviii) of NUI's Form 10-K Report for Fiscal 1994
10(xxx)	1996 Directors Stock Purchase Plan	Incorporated by reference to Exhibit 10(xxix) of NUI's Form 10-K Report for Fiscal 1996
10(xxxi)	Gas Storage Contract under Rate Schedule FS by and between Tennessee Gas Pipeline Company and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #2277)	Incorporated by reference to Exhibit 10(xxx) of NUI's Form 10-K Report for Fiscal 1994
10(xxxii)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #935)	Incorporated by reference to Exhibit 10(xxxi) of NUI's Form 10-K Report for Fiscal 1994
10(xxxiii)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #936)	Incorporated by reference to Exhibit 10(xxxii) of NUI's Form 10-K Report for Fiscal 1994
10(xxxiv)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #959)	Incorporated by reference to Exhibit 10(xxxiii) of NUI's Form 10-K Report for Fiscal 1994
10(xxxv)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #2157)	Incorporated by reference to Exhibit 10(xxxiv) of NUI's Form 10-K Report for Fiscal 1994
10(xxxvi)	Service Agreement for Rate Schedule CDS by and between Texas Eastern Transmission Corporation and EGC, dated December 1, 1993 (Contract #800217)	Incorporated by reference to Exhibit 10(xx) of NUI's Form 10-K Report for Fiscal 2000
10(xxxvii)	Service Agreement for Rate Schedule FT by and between Transcontinental Gas Pipe Line Corporation and EGC (Contract #1.0431) dated April 1, 1995	Incorporated by reference to Exhibit 10(xxxvi) of NUI's Form 10-K Report for Fiscal 1995
10(xxxviii)	Service Agreement for Rate Schedule FT by and between Transcontinental Gas Pipe Line Corporation and EGC (Contract #1.0445) dated April 1, 1995	Incorporated by reference to Exhibit 10(xxxvii) of NUI's Form 10-K Report for Fiscal 1995
10(xxxix)	Service Agreement for Rate Schedule SS-1 by and between Texas Eastern Transmission Corporation and EGC (Contract (#400196) dated September 23, 1994	Incorporated by reference to Exhibit 10(xxxviii) of NUI's Form 10-K Report for Fiscal 1995
10(xl)	Gas Storage Agreement under Rate Schedule FS by and between Tennessee Gas Pipeline Company and EGC (Contract #8703) dated November 1, 1994	Incorporated by reference to Exhibit 10(xxxix) of NUI's Form 10-K Report for Fiscal 1995
10(xli)	Consulting Agreement, dated as of March 24, 1995, between NUI Corporation and John Kean	Incorporated by reference to Exhibit 10(xl) of NUI's Form 10-K Report for Fiscal 1995
10(xlii)	Form of Deferred Compensation Agreement	Incorporated by reference to Exhibit 10(xli) of NUI's Form 10-K Report for Fiscal 1999
10(xliii)	1996 Stock Option and Stock Award Plan, as amended and restated as of November 26, 2001	Filed herewith
10(xliv)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010003)	Incorporated by reference to Exhibit 10(xliii) of NUI's Form 10-K Report for Fiscal 1997
10(xlv)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010011)	Incorporated by reference to Exhibit 10(xliv) of NUI's Form 10-K Report for Fiscal 1997
10(xlvi)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010012)	Incorporated by reference to Exhibit 10(xlv) of NUI's Form 10-K Report for Fiscal 1997
10(xlvii)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010013)	Incorporated by reference to Exhibit 10(xlvi) of NUI's Form 10-K Report for Fiscal 1997
10(xlviii)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #020003)	Incorporated by reference to Exhibit 10(xlvii) of NUI's Form 10-K Report for Fiscal 1997
10(xlvix)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #020005)	Incorporated by reference to Exhibit 10(xlviii) of NUI's Form 10-K Report for Fiscal 1997
10(l)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1998 (Contract #010032)	Incorporated by reference to Exhibit 10(xlix) of NUI's Form 10-K Report for Fiscal 1997
10(li)	Agreement between T.I.C. Enterprises, L.L.C and United States Postal Service	Incorporated by reference to Exhibit 10(i) of NUI's Form 8-K filed 12/15/99.
10(lii)	Service Agreement under Rate Schedule LNG by and between Transcontinental Gas Pipeline Corporation and NUI Corporation dated as of October 25, 1999 (Contract #2.3339)	Incorporated by reference to Exhibit 10(xx) of NUI's Form 10-K Report for Fiscal 2000
10(liii)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Company and NUI Corporation dated as of October 17, 1999 (Contract #31117)	Incorporated by reference to Exhibit 10(xx) of NUI's Form 10-K Report for Fiscal 2000
10(liv)	Asset Sale Agreement between NUI Corporation and C&T Enterprises, Inc. dated as of October 4, 2000	Incorporated by reference to Exhibit 10(xx) of NUI's Form 10-K Report for Fiscal 2000
10(lv)	Service Agreement under Rate Schedule FT by and between NUI Corporation and Eastern Shore Natural Gas Company, dated as of May 1, 2001 (Contract #010041)	Filed herewith
12	Consolidated Ratio of Earnings to Fixed Charges	Filed herewith
21	Subsidiaries of NUI Corporation	Filed herewith
23	Consent of Independent Public Accountants	Filed herewith

Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference and made a part hereof with the same effect as if filed herewith.

The Company is a party to various agreements with respect to long-term indebtedness to which the total amount of indebtedness authorized under each agreement, respectively, does not exceed 10% of the total assets of the Company on a consolidated basis. The Company hereby agrees to furnish to the Securities and Exchange Commission copies of such agreements upon request.

(b)     Reports on Form 8-K:

        None

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Consolidated Financial Statements of NUI Corporation and Subsidiaries:
Report of Independent Public Accountants	F-2

Consolidated Financial Statements as of
September 30, 2001 and 2000 and for each
of the Three Years in the Period
Ended September 30, 2001	F-3

Unaudited Quarterly Financial Data for
the Two-Year Period Ended September 30, 2001
(Note 15 of the Notes to the Company's Consolidated
Financial Statements)	F-21

Financial Statement Schedule of NUI Corporation and Subsidiaries:

Report of Independent Public Accountants	F-2

Schedule II - Valuation and Qualifying Accounts
for each of the Three Years in the
Period Ended September 30, 2001	F-22

All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NUI Corporation:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of NUI Corporation (a New Jersey corporation) and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders' equity, for each of the three years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NUI Corporation and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York
November 8, 2001

NUI Corporation and Subsidiaries Consolidated Statement of Income (Dollars in thousands, except per share amounts)
	Years Ended September 30,
	2001	2000	1999
Operating Margins
Operating revenues	$1,134,303	$934,776	$826,194
Less- Purchased gas and fuel	873,609	713,380	621,363
Cost of sales and services	24,459	14,864	10,385
Energy taxes	14,111	11,571	12,702
	______	______	______
	222,124	194,961	181,744
	______	______	______
Other Operating Expenses
Operations and maintenance	118,132	96,138	89,763
Depreciation and amortization	29,075	29,508	26,939
Restructuring and other non-recurring items	---	---	(3,954)
Taxes, other than income taxes	7,803	9,039	8,909
	______	______	______
	155,010	134,685	121,657
	______	______	______
Operating Income	67,114	60,276	60,087
	______	______	______
Other Income and Expense, Net
Equity in earnings (losses) of TIC Enterprises, LLC, net	(5,954)	1,309	1,223
Gain on sales of assets	303	2,834	245
Other	1,255	177	115
	______	______	______
	(4,396)	4,320	1,583
	______	______	______
Income before Interest and Taxes	62,718	64,596	61,670

Interest expense	24,005	19,703	19,952
	______	______	______
Income before Income Taxes	38,713	44,893	41,718

Income taxes	16,039	18,146	17,158
	______	______	______
Net Income	$22,674	$26,747	$24,560
	=====	=====	=====
Net Income Per Share of Common Stock	$ 1.70	$ 2.07	$ 1.93
	====	====	====
Dividends Per Share of Common Stock	$ 0.98	$ 0.98	$ 0.98
	====	====	====
Weighted Average Number of Shares of Common Stock Outstanding	13,355,573	12,928,528	12,715,300
	======	======	======

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries Consolidated Balance Sheet (Dollars in thousands)
	September 30,
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$3,274	$3,515
Accounts receivable (less allowance for doubtful accounts of $3,914 in 2001 and $1,544 in 2000)	98,578	108,425
Notes receivable	---	7,000
Fuel inventories, at average cost	56,227	37,177
Unrecovered purchased gas costs	55,041	3,500
Derivative assets	62,422	12,085
Federal income tax receivable	17,077	---
Prepayments and other	54,525	51,275
	_______	______
	347,144	222,977
	_______	______
Property, Plant and Equipment
Property, plant, and equipment, at original cost	943,048	828,359
Accumulated depreciation and amortization	(300,574)	(281,976)
Unamortized plant acquisition adjustments, net	27,987	29,460
	________	_______
	670,461	575,843
	________	_______
Funds for Construction Held by Trustee	12,570	28,706
Investment in TIC Enterprises, LLC	---	26,225
Other Investments	5,095	1,191
Assets Held for Sale	3,470	---

Other Assets
Regulatory assets	61,325	50,615
Goodwill, net of accumulated amortization	48,794	4,239
Deferred assets	21,941	11,061
	________	_______
	132,060	65,915
	________	_______
	$1,170,800	$920,857
	======	=====
CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$184,610	$96,700
Notes payable	3,000	---
Current portion of long-term debt and capital lease obligations	22,203	1,965
Accounts payable, customer deposits and accrued liabilities	152,089	132,207
Derivative liabilities	19,994	---
Federal income and other taxes	8,189	11,884
	_______	______
	390,085	242,756
	_______	______
Other Liabilities
Capital lease obligations	3,323	4,396
Deferred Federal income taxes	105,628	75,248
Unamortized investment tax credits	4,387	4,825
Environmental remediation reserve	32,559	33,361
Regulatory and other liabilities	36,684	34,355
	________	_______
	182,581	152,185
	________	_______
Capitalization (See accompanying statements)
Common shareholders' equity	289,145	256,969
Preferred stock	---	---
Long-term debt	308,989	268,947
	________	_______
	598,134	525,916
	________	_______
	$1,170,800	$920,857
	======	=====

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries Consolidated Statement of Cash Flows (Dollars in thousands)

	Years Ended September 30,
	2001	2000	1999

Operating Activities
Net Income	$22,674	$26,747	$24,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,380	31,155	28,914
Deferred Federal income taxes	29,181	5,297	7,454
Non-cash portion of restructuring and other non-recurring items	---	---	(4,726)
Amortization of deferred investment tax credits	(438)	(426)	(459)
Derivative assets and liabilities	(42,830)	(490)	(5,305)
Other	15,788	4,508	3,237
Effects of changes in:
Accounts receivable, net	17,909	(22,011)	(22,383)
Fuel inventories	(19,050)	(8,604)	6,364
Accounts payable, deposits and accruals	9,705	22,008	20,865
Over (under) recovered purchased gas costs	(51,541)	(2,599)	7,160
Other	(33,565)	(9,353)	(6,725)
	_____	_____	_____
Net cash (used in) provided by operating activities	(20,787)	46,232	58,956
	______	_____	_____
Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	526	703	340
Dividends to shareholders	(13,128)	(12,671)	(12,443)
Notes receivable from Virginia Gas	(13,000)	(7,000)	---
Proceeds from issuance of long-term debt	60,000	---	39,813
Funds for construction held by trustee, net	17,198	10,666	(24,871)
Principal payments under capital lease obligations	(2,126)	(8,144)	(1,810)
Net short-term (repayments) borrowings	42,488	22,850	(14,015)
	_____	_____	______
Net cash provided by (used for) financing activities	91,958	6,404	(12,986)
	______	______	_______
Investing Activities
Cash expenditures for property, plant and equipment	(59,160)	(48,577)	(47,213)
Acquisitions and other	(12,252)	(2,105)	1,875
	_______	_______	_______
Net cash used in investing activities	(71,412)	(50,682)	(45,338)
	_______	_______	_______

Net Increase (Decrease) in Cash and Cash Equivalents	$(241)	$1,954	$632
	====	====	===
Cash and Cash Equivalents
At beginning of period	$ 3,515	$ 1,561	$ 929
At end of period	$ 3,274	$ 3,515	$ 1,561

Supplemental Disclosures of Cash Flows
Income taxes paid, net	$ 2,333	$ 3,889	$ 7,695
Interest paid	$ 25,764	$ 21,481	$ 20,732

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries Consolidated Statement of Capitalization (Dollars in thousands)

	September 30,
	2001	2000
Long-Term Debt
Gas facilities revenue bonds
6.35% due October 1, 2022	$46,500	$46,500
6.40% due October 1, 2024*	20,000	20,000
Variable rate due June 1, 2026*	39,000	39,000
5.70% due June 1, 2032	54,600	54,600
5.25% due November 1, 2033*	40,000	40,000
Medium-term notes
7.125% due August 1, 2002	20,000	20,000
8.35% due February 1, 2005	50,000	50,000
Senior notes
6.60% due August 20, 2006	5,000	---
6.884% due August 20, 2008	15,000	---
6.884% due August 20, 2011	7,000	---
7.29% due August 20, 2011	33,000	---
	______	______
	330,100	270,100
Current portion of long-term debt	(20,000)	---
Unamortized debt discount	(1,111)	(1,153)
	______	______
	308,989	268,947
	______	______
Preferred Stock, 5,000,000 shares authorized; none issued	---	---

Common Shareholders' Equity
Common Stock, no par value; shares authorized: 30,000,000; shares outstanding: 13,755,038 in 2001 and 12,982,526 in 2000	240,680	215,484
Shares held in treasury: 174,301 in 2001 and 103,158 in 2000	(2,246)	(2,246)
Retained earnings	55,002	45,456
Unearned employee compensation	(4,291)	(1,725)
	______	______
	289,145	256,969
	______	______
Total Capitalization	$598,134	$525,916
	======	======

* The total unexpended portions of the net proceeds from these bonds, amounting to $6.4 million and $21.3 million as of September 30, 2001, and September 30, 2000, respectively, are carried on the Company's consolidated balance sheet as Funds for Construction Held by Trustee, including interest earned thereon, until drawn upon for eligible construction expenditures.

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statement of Shareholders' Equity
(Dollars in thousands)

	Common Stock				Unearned
	Shares Outstanding	Paid-in Amount	Held in Treasury	Retained Earnings	Employee Compensation	Total

Balance,
September 30, 1998	12,680,398	$207,356	$ (1,932)	$ 19,263	$ (1,695)	$222,992
Common stock issued*	85,352	2,628				2,628
Treasury stock transactions	(15,480)		(379)			(379)
Net income				24,560		24,560
Cash dividends				(12,443)		(12,443)
Unearned compensation					(40)	(40)
	_______	_______	_______	_______	_______	_______
Balance,
September 30, 1999	12,750,270	$209,984	$ (2,311)	$ 31,380	$ (1,735)	$237,318
Common stock issued
-Purchase of NUI Telecom	113,200	2,800				2,800
-Employee benefit plans*	99,995	2,700				2,700
Treasury stock transactions	19,061		65			65
Net income				26,747		26,747
Cash dividends				(12,671)		(12,671)
Unearned compensation					10	10
	_______	_______	_______	_______	_______	_______
Balance,
September 30, 2000	12,982,526	$215,484	$ (2,246)	$ 45,456	$ (1,725)	$256,969
Common stock issued
-Purchase of Virginia Gas	792,600	22,020				22,020
-Employee benefit plans*	51,055	3,176				3,176
Treasury stock transactions	(71,143)					---
Net income				22,674		22,674
Cash dividends				(13,128)		(13,128)
Unearned compensation					(2,566)	(2,566)
	_______	_______	_______	_______	_______	_______
Balance,
September 30, 2001	13,755,038	$240,680	$ (2,246)	$ 55,002	$ (4,291)	$289,145
	======	====	====	=====	=====	=====

* Represents common stock issued in connection with NUI Direct and various employee benefit plans.

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as NUI or the Company). NUI is engaged in the sale and distribution of natural gas, energy commodity trading and marketing, sales outsourcing and telecommunications. NUI's local distribution companies serve more than 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas (see Note 3). Virginia Gas is also engaged in other activities, such as pipeline operation; natural gas storage; gathering, marketing and distribution services; natural gas exploration, production and well operation; and propane distribution. The Company's non-regulated businesses include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), an energy wholesaler; NUI Energy Solutions, Inc., an energy project development and consulting entity; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc., (UBS), a digital mapping and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary (see Note 2); and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary (see Note 4). All intercompany accounts and transactions have been eliminated in consolidation.

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

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Regulation. NUI is a Holding Company and is exempt from registration under the Public Utility Holding Company Act of 1935. NUI's wholly owned subsidiary, NUI Utilities, Inc. is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Certain subsidiaries of NUI Virginia Gas are regulated by the Virginia State Corporation Commission.

Property, Plant and Equipment. Property, plant and equipment includes both utility plant and non-regulated assets. Utility plant is stated at its original cost. Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying rates as approved by the state commissions. The composite average annual depreciation rate was 3 percent in each of fiscal years 2001, 2000 and 1999. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation. Repairs of all utility plant and replacements and renewals of minor items of property are charged to maintenance expense as incurred. Non-regulated equipment consists primarily of technology assets and furniture and fixtures. Assets are recorded at original cost and are depreciated on a straight-line basis over a period ranging from 3-10 years.

The net unamortized plant acquisition adjustments represent the remaining portion of the excess of the purchase price over the book value of utility net assets acquired. The excess is being amortized on a straight-line basis over 30 years from the date of acquisition. The results of operations of acquired entities have been included in the accompanying consolidated financial statements for the periods subsequent to their acquisition.

Operating Revenues and Purchased Gas and Fuel Costs. Operating revenues include accrued unbilled revenues through the end of each accounting period. Operating revenues also reflect adjustments attributable to weather normalization clauses that are accrued during the winter heating season and billed or credited to customers in the following year.

Costs of purchased gas and fuel for the Company's regulated utilities are recognized as expenses in accordance with the purchased gas adjustment clause applicable in each state. Such clauses provide for periodic reconciliations of actual recoverable gas costs and the estimated amounts that have been billed to customers. Under- or over-recoveries are deferred when they arise and are recovered from or refunded to customers in subsequent periods.

The Company's subsidiaries, NUI Energy Brokers and NUI Energy, mark-to-market through the income statement all trading positions, including forward sales and purchase commitments. (See Note 9 for a further description of the Company's use of derivative financial instruments.)

Environmental Reserve. The Company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting investigative activities at each of the Company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary. The Company records a reserve if it is probable that a liability will be incurred and the amount of the liability can be reasonably estimated.

Stock Compensation. The Company follows the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock-based compensation. The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which requires proforma disclosure of the effect of adopting the accounting under SFAS 123. If the Company had adopted SFAS 123, there would not have been a material effect on the results of operations or financial position.

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the liability method to be used to account for deferred income taxes. Under this method, deferred income taxes related to tax and accounting basis differences are recognized at the statutory income tax rates in effect when the tax is expected to be paid.

Investment tax credits, which were generated principally in connection with additions to utility plant made prior to January 1, 1986, are being amortized over the estimated service lives of the properties that gave rise to the credits.

Regulatory Assets and Liabilities. The Company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods. The following represents the Company's regulatory assets and liabilities deferred in the accompanying consolidated balance sheet as of September 30, 2001 and 2000 (in thousands):

	2001	2000
Regulatory Assets
Environmental investigation and remediation costs	$35,107	$35,617
Post-retirement and other employee benefits	8,054	8,756
Deferred piping allowances	996	1,334
Utility hedging derivatives	12,487	---
Other	4,616	4,069
Under-recovered gas costs	65	839
	______	______
	$61,325	$50,615
	====	====
Regulatory Liabilities
Net over-collection of income taxes	$4,864	$5,118
Refunds to customers	2,195	2,021
Market development fund	1,988	---
Other	22	228
	_____	_____
	$9,069	$7,367
	====	====

Substantially all of these regulatory assets and liabilities have been authorized by state regulators to be recovered in rates. Environmental investigation remediation costs are recovered through a Remediation Adjustment Clause (see Note 13) and includes the carrying costs on unrecovered amounts not currently in rates. In the event that the provisions of SFAS 71 were no longer applicable, the Company would recognize a write-off of net regulatory assets (regulatory assets less regulatory liabilities) that would result in a charge to net income, which would be classified as an extraordinary item. However, although the gas distribution industry is becoming increasingly competitive, the Company's utility operations continue to recover their costs through cost-based rates established by the public utility commissions. As a result, the Company believes that the accounting prescribed under SFAS 71 remains appropriate.

Cash Equivalents. Cash equivalents consist of a money market account which invests in securities with original maturities of three months or less.

Notes Payable. Under terms of an LLC Interest Purchase Agreement dated May 8, 2001, notes payable represents amounts owed to the former 51 percent owner of TIC Enterprises, LLC under a convertible subordinated unsecured promissory note issued in conjunction with the Company's acquisition of the remaining equity interest of TIC on May 15, 2001. The note and accrued interest is payable on its maturity date of January 2, 2002, and bears interest at 7 percent per annum. Should the note not be paid at the maturity date, the former owner of TIC has the option to convert the Note into limited liability membership units representing 100 percent of the fully diluted equity of TIC (the Conversion Option). Should the former owner of TIC exercise the Conversion Option, in exchange for the 100 percent ownership of TIC, the former owner would have to pay NUI $5 million and up to an additional $5 million for funds provided by NUI to TIC during its ownership.

Goodwill. The excess of the cost over the net assets of acquired businesses is recorded as goodwill. Goodwill is amortized on a straight-line basis over its estimated useful life, ranging from 20 to 30 years. The Company has goodwill of $48.8 million, net of accumulated amortization of $1.1 million, at September 30, 2001. Goodwill is reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable (see Note 13- "TIC Enterprises"). The Company recorded amortization of goodwill of $893,000 and $186,000 for the years ended September 30, 2001 and 2000, respectively. Prior to completing the acquisition of the remaining 51 percent interest in TIC on May 15, 2001, the Company recorded goodwill amortization of $659,000 and $879,000 for the fiscal years 2001 and 2000, respectively, under the equity method of accounting as a reduction of its original 49 percent Investment in TIC.

Net Income Per Share of Common Stock. Net income per share of common stock is based on the weighted average number of shares of NUI common stock outstanding. The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires computing and presenting basic and diluted earnings per share. At September 30, 2001, the Company has approximately 49,000 shares of common stock equivalents related to the purchase of NUI Telecom (see Note 2), which do not have a dilutive effect on earnings per share.

New Accounting Standards. During fiscal 2001, the Company adopted Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was issued in June 1998 and establishes accounting and reporting standards regarding derivative instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value as either an asset or liability, and that changes in the fair value be recognized currently in earnings unless certain criteria are met. The adoption of SFAS 133 did not have a material impact on the Company's financial position or net income.

The Company will adopt Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142) in fiscal 2002. These statements were issued in July 2001 and, when implemented, no longer require that companies amortize goodwill; however an annual assessment is required to determine if the carrying value of goodwill has been impaired. In general, under SFAS 142, acquired intangible assets are to be separately recognized if the intangible asset arises from contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the company's intent do to so. The value of these intangibles will continue to be amortized over their estimated useful lives. As noted, the Company expects to implement these statements at the beginning of its next fiscal year, October 1, 2001, and will perform a fair market valuation on the carrying value of the Company's goodwill. The results of this analysis are not complete at this time, however, such analysis may result in an impairment charge that could be material to the results of operations and financial condition.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement establishes accounting standards for recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The Company will implement this statement at the beginning of fiscal 2003, October 1, 2002, and does not expect the adoption of this statement to have a material impact on its financial position or net income.

2.  Purchase of NUI Telecom

On November 12, 1999, the Company closed on its acquisition of International Telephone Group, Inc. (ITG). The acquisition was treated as a merger whereby ITG merged with and into a subsidiary of the Company. ITG subsequently changed its name to NUI Telecom, Inc. The purchase price totaled $5.8 million and included the issuance of 113,200 shares of NUI common stock, with the remainder paid in cash. NUI Telecom is a full service telephone company that provides its customers with a single service solution for all their telecommunication requirements including local, long distance, cellular, internet, and data communications services. The Agreement and Plan of Merger contains a provision whereby the previous shareholders of NUI Telecom will receive an additional $1.0 million in NUI common stock if NUI Telecom achieves certain earnings targets no later than December 31, 2003. As of September 30, 2001, these earnings targets have been achieved. An additional 47,136 shares will be issued to these former shareholders by December 29, 2001.

The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of NUI Telecom was approximately $5.5 million, which includes the additional earnings contingency noted above, and is being amortized on a straight-line basis over a 20-year period.

3.  Purchase of Virginia Gas Company

On March 28, 2001, the Company completed its acquisition of Virginia Gas Company (VGC). The acquisition was treated as a merger whereby VGC became a wholly-owned subsidiary of NUI. The purchase price totaled $29 million and included the issuance of 792,600 shares of NUI common stock, with the remainder paid in cash. VGC is a natural gas storage, pipeline, and propane and natural gas distribution company, which operates in a region of the nation that has a rapidly growing demand for natural gas and power generation. It owns one natural gas facility with fast-injection, fast-withdrawal capabilities and had a 50 percent ownership of a second storage facility. On October 4, 2001, the Company acquired the remaining interest in this storage facility as well as the remaining 50 percent ownership of a distribution company that it did not previously own (see Note 14- Subsequent Events).

The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of VGC is estimated to be approximately $5.6 million and will be amortized on a straight-line basis over a 30-year period. In conjunction with the acquisition, the Company had identified two operations of Virginia Gas that will be held for sale. Accordingly, the net assets of Virginia Gas' Propane (VG Propane) and Marketing operations, as well as VGC's 50 percent equity interest in a distribution company have been segregated and classified as "Assets Held for Sale" on the Consolidated Balance Sheet at September 30, 2001. On October 11, 2001, the Company sold VG Propane (see Note 14- Subsequent Events).

4.  Purchase of TIC Enterprises, LLC

On May 15, 2001, the Company acquired the remaining 51 percent interest of TIC Enterprises, LLC (TIC) it did not previously own. The amount paid to the majority owner totaled $8 million, which was paid in cash and a note payable (see Note 1) and assumed the outstanding debt of TIC. TIC is a sales outsourcing firm located in Roswell, GA. TIC has exclusive contracts with the United States Postal Service (USPS), and various telecommunications equipment and service providers that enable TIC to provide a broad range of telephony and data products and services to its customers.

The acquisition was accounted for as a purchase. The total excess of the purchase price over the fair value of the net assets related to NUI's 100 percent acquisition is estimated to be approximately $38.8 million and will be amortized on a straight-line basis over a 25-year period.

5.  Restructuring and Other Non-Recurring Items

In 1998, the Company commenced a reorganization effort that included early retirement programs for both non-bargaining and bargaining unit employees, as well as other workforce reductions. The reorganization efforts resulted in accounting charges and gains that were incurred in both fiscal 1999 and 1998. In fiscal 1999, the Company recognized approximately $4.0 million of pre-tax, non-recurring gains primarily relating to these reorganization efforts.

In June 1998, the Company offered an early retirement program to its non-bargaining unit personnel. The program was accepted by 74 of the eligible 77 employees. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88), the Company recorded a special termination charge of approximately $7.3 million during fiscal 1998 when the cost was recognizable. In March 1999, the Company recorded a settlement gain of approximately $6.8 million as a result of satisfaction of all future liabilities associated with these employees.

In January 1999, the Company offered an early retirement program to its bargaining unit employees in New Jersey. The program was accepted by 32 of the eligible 35 employees. In accordance with SFAS 88, the Company recorded a special termination charge of approximately $1.8 million in the second quarter of fiscal 1999 associated with these retirements. In June 1999, the Company recorded a settlement gain of approximately $3.2 million as the result of satisfaction of all future liabilities associated with these employees. Also in June 1999, the Company recorded an additional $0.6 million of other benefit expenses associated with these employees.

In fiscal 1999, the Company also recorded approximately $1.8 million of charges relating to the write-off of certain regulatory assets which will not be recovered through rates, as well as $1.8 million of charges relating to other items which were deemed to be separate from recurring earnings.

6.  Capitalization

Long-Term Debt. On August 20, 2001, the Company issued $60 million of Senior notes with interest rates ranging from 6.60 percent to 7.29 percent. The proceeds were used to repay short-term indebtedness, which was used in part to acquire NUI Virginia Gas and TIC.

The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 2001, and September 30, 2000, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $6.4 million and $21.3 million, respectively, and are classified on the Company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee.

The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002. This amount has been included in current liabilities as of September 30, 2001.

Preferred Stock. The Company has 5,000,000 shares of authorized but unissued preferred stock. Shares of Series A Junior Participating Preferred Stock have been reserved for possible future issuance in connection with the Company's Shareholder Rights Plan, described below.

Shareholder Rights Plan. In November 1995, the Company's Board of Directors adopted a Shareholder Rights Plan (the 1995 Plan) under which shareholders of NUI common stock were issued as a dividend one right to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $50 (Right) for each share of common stock held. The Rights initially attached to the shares of NUI common stock and could have been exercised or transferred only if a person or group (an Acquirer), with certain exceptions, acquired, or commenced a tender offer to acquire beneficial ownership of 15 percent or more of NUI common stock. Each Right, except those held by the Acquirer, may have been used by the non-acquiring shareholders to purchase, at the Right's exercise price, shares of NUI common stock having a market value equivalent to twice the Right's exercise price, thus substantially reducing the Acquirer's ownership percentage.

Under the 1995 Plan, the Company could have redeemed the Rights at $0.001 per Right at any time prior to the occurrence of any such event. All Rights under the 1995 Plan expired on November 27, 2005. The Shareholder Rights Plan was amended so that it was not triggered by the restructuring of the Company as a holding company. On March 1, 2001, upon restructuring as a holding company, NUI adopted a new Shareholder Rights Plan (the 2001 Plan) similar to the 1995 Plan except that all rights now expire on March 2, 2011.

Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. Effective May 26, 1998, several of these plans commenced purchasing shares on the open market to fulfill their requirements. Under the terms of these plans, the Company may periodically change the method of purchasing shares from open market purchases to purchases directly from the Company, or vice versa.

At September 30, 2001, shares reserved for issuance under the Company's common stock plans were: NUI Direct, 53,149; Savings and Investment Plan, 121,966; 1996 Stock Option and Stock Award Plan, 201,211; 1996 Employee Stock Purchase Plan, 85,954; and the 1996 Director Stock Purchase Plan, 43,168.

Stock Plans. The Company's Board of Directors believes that the interests of both directors and management should be closely aligned with those of shareholders. As a result, under the 1996 Stock Option and Stock Award Plan, and the 1996 Director Stock Purchase Plan, the Company has a long-term compensation program for directors, executive officers and key employees involving shares of NUI common stock.

Restricted shares of stock granted as long-term compensation for executive officers and key employees amounted to 91,350 in fiscal 2001, 82,750 in fiscal 2000 and 75,900 in fiscal 1999. As of September 30, 2001, a total of 209,338 shares of restricted stock that have been granted as long-term compensation are subject to future vesting requirements, and are restricted from resale.

Dividend Restrictions. The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company was permitted to pay approximately $76.8 million of cash dividends at September 30, 2001.

7.  Notes Payable to Banks

At September 30, 2001, the Company's outstanding notes payable to banks were $184.6 million with a combined weighted average interest rate of 3.6 percent. Unused lines of credit at September 30, 2001, were approximately $8.9 million.

The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $161.2 million at 6.2 percent in fiscal 2001, $75.3 million at 6.7 percent in fiscal 2000 and $68.2 million at 5.3 percent in fiscal 1999.

8.  Leases

Property, plant and equipment held under capital leases amounted to $25.1 million at September 30, 2001, and $26.8 million at September 30, 2000, with related accumulated amortization of $17.2 million and $17.3 million, respectively. These properties consist principally of leasehold improvements and office furniture and fixtures. A summary of future minimum payments for properties held under capital leases follows (in thousands):

2002	$2,551
2003	1,652
2004	1,469
2005	809
2006	166
_____
Total future minimum payments	6,647
Amount representing interest	(1,121)
Current portion of capital lease obligations	(2,203)
_____
Capital lease obligations	$3,323
====

The Company has entered into non-cancelable operating leases which principally relate to office space and technology assets used in its operations. The future minimum lease payments as of September 30, 2001 are as follows:
2002	$7,205
2003	6,709
2004	5,705
2005	5,311
2006	5,455
Thereafter	66,124
______
Total	$96,509
====

Rents charged to operations expense were $9.9 million in fiscal 2001, $6.9 million in fiscal 2000, and $5.7 million in fiscal 1999.

The Company has entered into subleases for a portion of the office space noted above. Amounts received from subleases were $2.6 million in fiscal 2001, $1.7 million in fiscal 2000, and $0.6 million in fiscal 1999.

9.  Financial Instruments and Derivatives

Derivatives. The Company's wholesale trading subsidiary, NUI Energy Brokers, utilizes financial instruments to provide competitive energy supplies and enhance the Company's profitability. The Company engages in derivative activities for both trading and non-trading purposes. Instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, futures, swaps, options and other instruments with third parties are reflected at fair value and are shown as "Derivative Assets and Liabilities" in the consolidated balance sheet. Changes in the assets and liabilities from derivative activities result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts.

The Company's utility divisions utilize certain derivatives for non-trading purposes to hedge the impact of market fluctuations on assets, liabilities and other contractual commitments. Pursuant to SFAS 133, such derivative products are marked-to-market each reporting period. Pursuant to regulatory requirements, gains and losses related to such derivatives are reflected in purchased gas costs and included in billings to customers. Consequently, unrealized gains and losses are reflected as regulated assets or liabilities as appropriate.

NUI Energy Brokers accounts for its trading activities by marking-to-market all trading positions and calculating its value-at-risk on a daily basis. The values used for these calculations include New York Mercantile Exchange (NYMEX) settlement prices, established pricing models, and quoted market volatilities. The Company manages their open positions within the guidelines of a Risk Management Policy that limits its exposure to market risks and requires that among other things, any breach of policy be reported to senior management.

Realized and unrealized gains and losses are recorded in the consolidated statement of income under purchased gas and fuel. At September 30, 2001, NUI Energy Brokers had purchased and sold futures contracts totaling 40.0 Bcf of natural gas at prices ranging from $2.200 to $6.250 per Mcf, which include derivatives for the utility divisions. None of these contracts extend beyond December 2003. The Company's option positions consisted of 1,549 puts and calls at varying strike prices, none of which extend beyond March 2002. NUI Energy Brokers' mark-to-market value of their swap positions at year-end was approximately $600,000. The swap transactions have terms that extend through October 2002. Additionally, NUI Energy Brokers had forward purchase and sale commitments extending through December 2005. At September 30, 2001, NUI Energy Brokers' forward transactions had an unrealized mark-to-market value of approximately $19.4 million.

Net realized and unrealized gains on derivative trading for fiscal 2001 totaled $19.4 million, compared to $11.7 million in 2000, and has been included in income.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statement of cash flows.

The Company is exposed to credit risk in the event of default or non-performance by one of its trading partners. The Company adheres to credit policies that management believes minimize overall credit risk.

Other Financial Instruments. The fair value of the Company's cash equivalents, funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The carrying value of the Company's long-term debt exceeded its fair value by approximately $7.9 million and $4.1 million as of September 30, 2001 and 2000, respectively. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues.

10.  Consolidated Taxes

The provision for Federal and State income taxes was comprised of the following (in thousands):

	2001	2000	1999
Currently payable (receivable) -
Federal	$(16,709)	$8,865	$5,759
State	3,898	3,465	4,265
Deferred -
Federal	29,181	5,297	7,454
State	107	945	139
Amortization of investment tax credits	(438)	(426)	(459)
	______	______	______
Total provision for income taxes	$16,039	$18,146	$17,158
	====	====	====

The components of the Company's net deferred Federal tax liability (asset) as of September 30, 2001 and 2000 are as follows (in thousands):

	2001	2000
Depreciation and other utility plant differences	$61,733	$60,482
Plant acquisition adjustments	9,383	9,130
Alternative minimum tax credit	---	(1,494)
Unamortized investment tax credit	(1,809)	(1,972)
Deferred charges and regulatory assets	2,802	2,860
Unrecovered gas costs	19,507	1,389
Pension	10,694	9,012
Unrealized gains and losses	5,947	1,163
Other	(2,629)	(5,322)
	_______	______
	$105,628	$75,248
	=====	====

The alternative minimum tax credit can be carried forward indefinitely to reduce the Company's future tax liability.

The Company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):

	2001	2000	1999
Pre-tax income	$38,713	$44,893	$41,718
Federal income taxes computed at Federal statutory tax rate of 35 percent	13,550	15,713	14,601
Increase (reduction) resulting from:
Excess of book over tax depreciation	321	341	341
Amortization of investment tax credits	(438)	(426)	(459)
Federal benefit of state tax provision	(1,402)	(1,544)	(1,541)
Other, net	3	(348)	(188)
	______	______	______
Total provision for Federal income taxes	12,034	13,736	12,754
Provision for State income taxes	4,005	4,410	4,404
	______	______	______
Total provision for income taxes	$16,039	$18,146	$17,158
	=====	=====	=====

11.  Retirement Benefits

 Pension Benefits. The Company has non-contributory defined benefit retirement plans which cover all of its employees other than the City Gas of Florida union employees who participate in a union-sponsored multi-employer plan. The Company funds its plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 and makes contributions to the union sponsored plan in accordance with its contractual obligations. Benefits paid under the Company's plans are based on years of service and levels of compensation. The Company's actuarial calculation of pension expense is based on the projected unit cost method.

The changes in the pension benefit obligation for the Company's plans were as follows (in thousands):
	2001	2000
Benefit obligation at beginning of year	$81,303	$80,845
Service cost	2,213	1,991
Interest cost	6,614	6,029
Actuarial (gain) loss	10,325	(1,677)
Benefits paid	(5,845)	(5,885)
	______	______
Benefit obligation at end of year	$94,610	$81,303
	=====	=====

The change in the Company's plan assets were as follows (in thousands):
	2001	2000
Fair value of plan assets at beginning of year	$131,256	$123,546
Actual return on plan assets	(13,817)	13,611
Estimated expenses	(16)	(16)
Benefits paid	(5,845)	(5,885)
	_______	_______
Fair value of plan assets at end of year	$111,578	$131,256
	=====	====

The reconciliation of the funded status of the Company's funded plans as of September 30, 2001 and 2000 was as follows (in thousands):
	2001	2000
Funded status	$94,610	$81,303
Market value of plan assets	111,578	131,256
	______	______
Plan assets in excess of projected benefit obligation	16,968	49,953
Unrecognized net (gain) loss	8,619	(28,711)
Unrecognized prior service cost	2,540	3,018
Unrecognized net transition asset	(10)	(488)
	______	______
Pension prepayment	$28,117	$23,772
	====	====

The projected benefit obligation was calculated using a discount rate of 7.25 percent in fiscal 2001 and 7.75 percent in fiscal 2000, and an assumed annual increase in compensation levels of 4 percent in fiscals 2001 and 2000. The expected long-term rate of return on assets was calculated at 9.75 percent in both fiscal 2001 and fiscal 2000. The assets of the Company's funded plans are invested primarily in publicly traded fixed income and equity securities.

The components of pension expense for the Company's plans were as follows (in thousands):
	2001	2000	1999
Service cost	$2,213	$1,991	$2,446
Interest cost	6,614	6,029	6,281
Estimated expenses	16	16	---
Return on plan assets	(12,504)	(12,351)	(13,048)
Net amortization and deferral	(684)	(1,469)	(1,069)
Special termination benefits	---	---	1,799
Settlement gain	---	---	(10,051)
	______	______	_______
Pension credit	$(4,345)	$(5,784)	$(13,642)
	=====	=====	=====

Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $6.4 million as of September 30, 2001, $4.9 million as of September 30, 2000, and $6.5 million as of September 30, 1999, and the expense for this plan was approximately $0.9 million in fiscal 2001, $0.6 million in fiscal 2000 and $0.7 million in fiscal 1999.

Post-retirement Benefits Other Than Pensions. The Company provides certain health care benefits to all retirees receiving benefits under a Company pension plan other than the City Gas Company of Florida plan, who reach retirement age while working for the Company.

The Company accounts for these plans under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS 106), which, among other things, requires companies to accrue the expected cost of providing other postretirement benefits to employees and their beneficiaries during the years that eligible employees render the necessary service. The Company currently funds these future benefits through a Voluntary Employees Beneficiary Association.

Effective July 1, 2000, the Company no longer offers post-retirement benefits other than pensions for any new hires. In addition, the Company has capped its share of costs at $500 per participant, per month for retirees under age 65, and at $150 per participant, per month for retirees over age 65.

The changes in the post-retirement benefit obligation for the Company's plans were as follows (in thousands):
	2001	2000
Benefit obligation at beginning of year	$21,265	$29,247
Service cost	224	770
Interest cost	1,476	2,062
Actuarial gain	(309)	(395)
Plan amendments	(1,082)	(9,078)
Benefits paid	(1,292)	(1,356)
Other	270	15
	______	______
Benefit obligation at end of year	$20,552	$21,265
	====	====

The changes in the Company's plan assets were as follows (in thousands):
	2001	2000
Fair value of plan assets at beginning of year	$1,619	$1,500
Actual return on plan assets	81	119
Employer contributions	1,022	1,341
Plan participants' contributions	270	15
Benefits paid	(1,292)	(1,356)
	_____	_____
Fair value of plan assets at end of year	$1,700	$1,619
	====	====

The reconciliation of the funded status of the Company's post-retirement plans other than pensions as of September 30, 2001 and 2000, was as follows (in thousands):
	2001	2000
Funded status	$18,852	$19,646
Unrecognized transition obligation	---	(23)
Unrecognized prior service cost	970	---
Unrecognized net gain	(2,810)	(3,125)
	______	______
Accrued post-retirement benefit obligation	$17,012	$16,498
	====	====

The components of post-retirement benefit expense other than pensions were as follows (in thousands):
	2001	2000	1999
Service cost	$224	$770	$1,242
Interest cost	1,476	2,062	2,089
Amortization of transition obligation	---	516	730
Other	(164)	(72)	217
	_____	_____	_____
Net post-retirement expense	$1,536	$3,276	$4,278
	====	====	====

The health care trend rate assumption is 8.10 percent in 2001 gradually decreasing to 5 percent for the year 2005 and later. The discount rate used to compute the accumulated post-retirement benefit obligation was 7.25 percent in fiscal 2001 and 7.75 percent in fiscal 2000. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated post-retirement benefit obligation by approximately $6.4 million and the aggregate annual service and interest costs by approximately $0.9 million

The Company continually evaluates alternative ways to manage these benefits and control its costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefit may have a significant effect on the amount of the reported obligation and expense.

12.  Business Segment Information

The Company's operations are organized and managed by three primary segments: Distribution Services, Wholesale Energy Marketing and Trading (formerly Energy Sales and Services) and Retail and Business Services (formerly Customer Services). The Distribution Services segment distributes natural gas in six states through the Company's regulated utility divisions. The Energy Marketing and Trading segment reflects the operations of the Company's NUI Energy Brokers and NUI Virginia Gas subsidiaries, as well as off-system sales made by NUI Energy Brokers on behalf of the utility divisions. The Retail and Business Services segment reflects the operations of the Company's NUI Energy, UBS, NUI Telecom and TIC subsidiaries, as well as appliance leasing, repair and maintenance operations. The Company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the Company for each of the three fiscal years ended September 30, 2001, 2000 and 1999. Revenues and operating margins include intersegment sales to affiliated entities, which are eliminated in consolidation. Identifiable assets include only those attributable to the operations of each segment. All of the Company's operations are in the United States. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.
(Dollars in thousands)	2001	2000	1999
Revenues:
Distribution Services	$524,189	$409,950	$379,670
Wholesale Energy Marketing & Trading	598,592	501,906	462,415
Retail & Business Services	178,153	81,688	15,925
ntersegment Revenues	(166,631)	(58,768)	(31,816)
	_________	_______	_______
Total Revenues	$1,134,303	$934,776	$826,194
	======	=====	=====
Operating Margins:
Distribution Services	$174,557	$170,394	$163,250
Wholesale Energy Marketing & Trading	22,605	14,366	13,319
Retail & Business Services	24,962	10,201	5,175
	_______	_______	_______
Total Operating Margins	$222,124	$194,961	$181,744
	=====	=====	=====
Pre-Tax Operating Income:
Distribution Services	$55,294	$52,352	$52,740
Wholesale Energy Marketing & Trading	14,151	9,004	6,585
Retail & Business Services	(148)	(278)	(1,785)
	______	______	______
Total Pre-Tax Operating Income	$69,297	$61,078	$57,540
	====	====	====
Depreciation & Amortization:
Distribution Services	$24,524	$24,106	$22,577
Wholesale Energy Marketing & Trading	693	68	238
Retail & Business Services	3,849	2,503	2,140
	______	______	______
Total Depreciation & Amortization	$29,066	$26,677	$24,955
	====	====	====
Identifiable Assets:
Distribution Services	$826,355	$750,196	$710,743
Wholesale Energy Trading & Marketing	138,693	65,343	70,220
Retail & Business Services	117,557	36,716	14,976
	________	_______	_______
Total Identifiable Assets	$1,082,605	$852,255	$795,939
	======	=====	=====
Capital Expenditures:
Distribution Services	$42,045	$44,473	$39,471
Wholesale Energy Marketing & Trading	8,020	6	37
Retail & Business Services	3,955	4,936	2,898
	______	______	______
Total Capital Expenditures	$54,020	$49,415	$42,406
	=====	=====	=====

A reconciliation of the Company's segment pre-tax operating income, depreciation and amortization, identifiable assets and capital expenditures to amounts reported on the consolidated financial statements is as follows:
(Dollars in thousands)	2001	2000	1999

Segment Pre-Tax Operating Income	$69,297	$61,078	$57,540
Non-segment pre-tax operating (loss) income	(2,183)	(802)	(1,407)
Non-recurring items	---	---	3,954
	______	______	______
Operating income	$67,114	$60,276	$60,087
	====	====	====
Segment Depreciation & Amortization	$29,066	$26,677	$24,955
Non-segment depreciation & amortization	9	2,831	1,984
	______	______	______
Depreciation & Amortization	$29,075	$29,508	$26,939
	====	====	====
Segment Identifiable Assets	$1,082,605	$852,255	$795,939
Non-segment identifiable assets	88,195	68,602	48,287
	________	______	______
Total Assets	$1,170,800	$920,857	$844,226
	======	=====	=====
Segment Capital Expenditures	$54,020	$49,415	$42,406
Non-segment capital expenditures	6,521	3,331	5,523
	______	______	______
Total Capital Expenditures	$60,541	$52,746	$47,929
	====	====	====

13.  Commitments and Contingencies

Commitments. Capital expenditures are expected to be approximately $61 million in fiscal 2002.

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

The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1 million in environmental costs incurred between July 1, 2000 and June 30, 2001 is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $35 million as of September 30, 2001, reflecting the future recovery of both incurred costs and future environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $60.1 million annually. The Company currently recovers, and expects to continue to recover such fixed charges through its purchased gas adjustment clauses. As a result of the unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

TIC Enterprises. NUI has recorded approximately $39 million of unamortized goodwill associated with its complete acquisition of TIC. As a result of the operating losses incurred during fiscal 2001, NUI completed a review of undiscounted expected future net cash flows in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Impairment of Long-Lived Assets" as of September 30, 2001. The result of this analysis indicated that carrying value of the goodwill for TIC was not impaired as of September 30, 2001 on an undiscounted basis and did not require a write-down. However, as noted in Note 1 to the Consolidated Notes to the Financial Statements, NUI will be adopting the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets" effective October 1, 2001, which requires that a fair market valuation be performed on the carrying value of the Company's goodwill. The results of this analysis is not complete at this time, however, such analysis may result in an impairment charge that could be material to the results of operations and financial condition of the Company.

Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

14.  Subsequent Events

On October 4, 2001, the Company completed is acquisition of the remaining 50 percent interests in Virginia Gas Storage Company (VGSC) and Virginia Gas Distribution Company (VGDC) from the two individuals that each owned 25 percent of the stock of both companies. Under terms of the agreement, the Company paid each owner $750,000 and issued 72,324 shares of NUI Common Stock in exchange for their stock in both VGSC and VGDC.

On October 11, 2001, the Company entered into an agreement to sell the capital stock of its Virginia Gas Propane Company (VG Propane) to Heritage Holdings, Inc. The purchase price was approximately $3.8 million and is subject to post-closing adjustments based on the ending assets and liabilities of VG Propane as of that date. The proceeds are expected to be reinvested in additional pipeline and storage capacity to facilitate the growth of NUI Virginia Gas.

15.  Unaudited Quarterly Financial Data

The quarterly financial data presented below reflects the seasonal nature of the Company's operations which normally results in higher earnings during the heating season, which is primarily in the first two fiscal quarters. (in thousands, except per share amounts):
	Fiscal Quarters
	First	Second	Third	Fourth

2001:
Operating Revenues	$320,380	$423,886	$231,929	$158,108
Operating Income	19,576	37,099	6,784	3,656
Net Income (Loss)	8,410	14,755	661	(1,152)
Net Income (Loss) Per Share	$0.65	$ 1.14	$0.05	$ (0.08)

2000:
Operating Revenues	$233,327	$279,469	$198,739	$223,241
Operating Income	18,328	35,159	6,933	(144)
Net Income (Loss)	7,637	17,717	1,464	(71)
Net Income (Loss) Per Share	$0.60	$1.37	$0.11	$ (0.01)

During the fourth quarter of fiscal 2000, the Company recorded an after-tax non-recurring gain of $1.7 million ($2.8 million before income taxes), or $0.13 per share, related to the gain on the sale of property.

Quarterly net income (loss) per share in fiscal 2001 does not total to the annual amount due to rounding and to changes in the average common shares outstanding.
SCHEDULE II
NUI Corporation and Subsidiaries Valuation and Qualifying Accounts For each of the Three Years in the Period Ended September 30, 2001 (Dollars in thousands)

		Additions
Description	Balance, Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance, End of Period

2001
Allowance for doubtful accounts	$ 1,544	$ 5,951	$ 3,312(a,c)	$ 6,893(b)	$ 3,914
Environmental remediation reserve	$ 33,361	---	---	802	$ 32,559
Restructuring reserve	$ 0	---	1,523(c)	824	$ 699

2000
Allowance for doubtful accounts	$ 1,697	$ 4,087	$ 1,622(a)	$ 5,862(b)	$ 1,544
Environmental remediation reserve	$ 33,981	---	---	620	$ 33,361

1999
Allowance for doubtful accounts	$ 1,714	$ 2,655	$ 853(a)	$ 3,525(b)	$ 1,697
Environmental remediation reserve	$ 33,981	---	---	---	$ 33,981
Restructuring reserve	$ 556	149	---	705	$ 0

(a) Recoveries

(b) Uncollectible amounts written off.

(c) Acquisitions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Bedminster, State of New Jersey, on the day of December 21, 2001.
NUI CORPORATION
By: JAMES R. VAN HORN
Chief Administrative Officer,
General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
JOHN KEAN, JR.	President, Chief Executive Officer and Director (Principal executive officer)	December 21, 2001
JOHN KEAN	Chairman and Director	December 21, 2001
A. MARK ABRAMOVIC	Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)	December 21, 2001
JAMES J. FORESE	Director	December 21, 2001
DR. VERA KING FARRIS	Director	December 21, 2001
J. RUSSELL HAWKINS	Director	December 21, 2001
BERNARD S. LEE	Director	December 21, 2001
R. V. WHISNAND	Director	December 21, 2001
JOHN WINTHROP	Director	December 21, 2001