Form 10-Q
period 2001-12-31
NUI CORP /NJ/
filed 2002-02-14
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

         X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001: Common Stock, No Par Value: 13,997,187 shares outstanding.

NUI Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2001	2000

Operating Margins
Operating revenues	$235,694	$320,380
Less - Purchased gas and fuel	159,514	256,842
Cost of sales and services	8,704	3,554
Energy taxes	3,317	4,335
Total operating margins	64,159	55,649

Other Operating Expenses
Operations and maintenance	32,531	26,457
Non-recurring restructuring costs	1,203	---
Depreciation and amortization	8,620	7,449
Taxes, other than income taxes	2,351	2,167
Total other income and expense	44,705	36,073

Operating Income	19,454	19,576

Other Income and Expense, net
Equity in earnings of TIC Enterprises, LLC, net	---	761
Other	319	442
Total other income and expense	319	1,203

Income before Interest and Taxes	19,773	20,779

Interest expense	5,859	6,340

Income Before Income Taxes	13,914	14,439

Income taxes	5,635	6,029

Income Before Effect of Change in Accounting	8,279	8,410

Effect of change in accounting (net of tax benefit of $11,501)	(21,359)	---

Net Income (Loss)	$(13,080)	$ 8,410
	======	====
Income Before Change in Accounting Per Share of Common Stock	$ 0.59	$ 0.65
Effect of Change in Accounting Per Share of Common Stock	(1.53)	---

Net Income (Loss) Per Share of Common Stock	$ (0.94)	$ 0.65
	====	====
Dividends Per Share of Common Stock	$ 0.245	$ 0.245
	=====	====
Weighted Average Number of Shares
of Common Stock Outstanding	13,924,192	12,955,547
	=======	======

See the notes to the consolidated financial statements

NUI Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in thousands)
	December 31, 2001 (Unaudited)	September 30, 2001 (*)
ASSETS
Current Assets
Cash and cash equivalents	$5,029	$3,274
Accounts receivable (less allowance for doubtful accounts of
$3,633 and $3,914, respectively)	160,089	98,578
Fuel inventories, at average cost	42,302	56,227
Unrecovered purchased gas costs	5,461	55,041
Derivative assets	59,572	62,422
Federal income tax receivable	15,077	17,077
Prepayments and other	55,676	54,525
	343,206	347,144
Property, Plant and Equipment
Property, plant and equipment, at original cost	960,163	943,048
Accumulated depreciation and amortization	(303,220)	(300,574)
Unamortized plant acquisition adjustments, net	27,619	27,987
	684,562	670,461

Funds for Construction Held by Trustee	9,426	12,570
Other Investments	328	5,095
Assets Held For Sale	392	3,470

Other Assets
Regulatory assets	115,059	61,325
Goodwill	20,312	48,794
Deferred charges and other assets	17,019	21,941
	152,390	132,060
	$1,190,304	$1,170,800
	=======	======
CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$237,000	$184,610
Notes payable	3,000	3,000
Current portion of long term debt and capital lease obligations	22,153	22,203
Accounts payable, customer deposits and accrued liabilities	142,665	152,089
Derivative liabilities	17,014	19,994
Federal income and other taxes	10,650	8,189
	432,482	390,085
Other Liabilities
Capital lease obligations	3,116	3,323
Deferred federal income taxes	94,040	105,628
Unamortized investment tax credits	4,277	4,387
Environmental remediation reserve	32,461	32,559
Regulatory and other liabilities	40,250	36,684
	174,144	182,581
Capitalization
Common shareholders' equity	274,687	289,145
Preferred stock	---	---
Long-term debt	308,991	308,989
	583,678	598,134
	$1,190,304	$1,170,800
	=======	=======

*Derived from audited financial statements'

See the notes to the consolidated financial statements

NUI Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)
	Three Months Ended December 31,
	2001	2000

Operating Activities
Net income (loss)	$(13,080)	$8,410
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	8,944	7,923
Deferred Federal income taxes	(11,403)	2,338
Amortization of deferred investment tax credits	(110)	(109)
Non-cash charge related to change in accounting	32,860	---
Derivative assets and liabilities	3,258	11,395
Other	5,052	(303)
Effect of changes in:
Accounts receivable, net	(60,942)	(68,979)
Fuel inventories	13,925	(473)
Accounts payable, deposits and accruals	(10,500)	42,624
Under-recovered purchased gas costs	(8,305)	(40,410)
Other	571	6,644
Net cash used in operating activities	(39,730)	(30,940)

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	(49)	65
Dividends to shareholders	(3,429)	(3,236)
Funds for construction held by trustee, net	3,223	7,865
Notes receivable from Virginia Gas	---	(9,000)
Principal payments under capital lease obligations	(557)	(496)
Net short-term borrowings	52,585	43,300
Net cash provided by financing activities	51,773	38,498

Investing Activities
Cash expenditures for property, plant and equipment	(14,452)	(7,727)
Acquisition of Virginia Gas Storage and Virginia Gas Distribution	(666)	---
Sale of Virginia Gas Propane	3,617	---
Other	1,213	(938)
Net cash used in investing activities	(10,288)	(8,665)

Net increase (decrease) in cash and cash equivalents	$1,755	$(1,107)
	====	=====
Cash and Cash Equivalents
At beginning of period	$3,274	$3,515
At end of period	$5,029	$2,408

Supplemental Disclosures of Cash Flows
Income taxes paid (refunds received), net	$(2,001)	$1,736
Interest paid	$ 5,623	$7,867

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as NUI or the Company). NUI is a company engaged in the sale and distribution of natural gas, energy commodity trading and marketing, sales outsourcing and telecommunications. NUI's local distribution companies serve more than 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas Company (VGC) (see Note 3). Virginia Gas is also engaged in other activities, such as pipeline operation; natural gas storage; gathering, marketing and distribution services; natural gas exploration, and production and well operation. The Company's other non-regulated businesses include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc., (UBS), a digital mapping and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary (see Note 4). All intercompany accounts and transactions have been eliminated in consolidation. The Company has no related party transactions.

The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. With the exception of the adjustment to record the effect of a change in accounting discussed in Note 6 and the non-recurring restructuring charges discussed in Note 8, all adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

NUI is a holding company and is exempt from registration under the Public Utility Holding Company Act of 1935. NUI's wholly owned subsidiary, NUI Utilities, Inc., is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Certain subsidiaries of VGC are regulated by the Virginia State Corporation Commission. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the Company's results for an entire year.

2.     Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):
	December 31, 2001	September 30, 2001

Common stock, no par value	$247,442	$240,680
Shares held in treasury	(4,384)	(2,246)
Retained earnings	38,493	55,002
Unearned employee compensation	(6,864)	(4,291)
Total common shareholders' equity	$274,687	$289,145

3.     Purchase of Virginia Gas Company

On March 28, 2001, the Company completed its acquisition of Virginia Gas Company (VGC). The acquisition was treated as a merger whereby VGC became a wholly owned subsidiary of NUI. The purchase price totaled $29 million and included the issuance of 792,600 shares of NUI common stock, with the remainder paid in cash. VGC is a natural gas storage, pipeline, and natural gas distribution company, which operates in a region of the nation that has experienced a rapidly growing demand for natural gas and power generation.

The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of VGC is approximately $8.4 million. Until October 1, 2001, this goodwill was being amortized on a straight-line basis over a 30-year period (see Note 6).

At the time VGC was acquired, it had two 50 percent owned subsidiaries, Virginia Gas Storage Company (VGSC) and Virginia Gas Distribution Company (VGDC). On October 4, 2001, the Company completed its acquisition of the remaining 50 percent interests in VGSC and VGDC from the two individuals that each owned 25 percent of the stock of both companies. Under terms of the agreements entered into with those two individuals in June 2001, the Company paid each owner $750,000 and issued to each owner 72,324 shares of NUI Common Stock in exchange for the owner's stock in both VGSC and VGDC. The acquisition was accounted for as a purchase. The fair value of the net assets was equal to the purchase price.

On October 11, 2001, the Company sold the capital stock of Virginia Gas Propane Company, a subsidiary of VGC, to Heritage Holdings, Inc. The purchase price was approximately $3.8 million.

4.     Acquisition of TIC Enterprises

On May 15, 2001, the Company acquired the remaining 51 percent interest of TIC Enterprises, LLC (TIC) it did not previously own. NUI paid the majority owner $5 million, which was paid in cash and a $3 million note payable (see Note 5) and assumed the outstanding debt of TIC. TIC has exclusive contracts with the United States Postal Service (USPS), and various telecommunications equipment and service providers that enable TIC to provide a broad range of telephony and data products and services to its customers.

The acquisition was accounted for as a purchase. The excess of the aggregate purchase price paid by NUI for its 100 percent interest in TIC over the fair value of the net assets acquired was approximately $38 million and was being amortized on a straight-line basis over a 25-year period through October 1, 2001 (see Note 6).

5.     Note Payable

Under terms of an LLC Interest Purchase Agreement dated May 8, 2001, notes payable represents amounts owed to the former 51 percent owner of TIC Enterprises, LLC under a convertible subordinated unsecured promissory note issued in conjunction with the Company's acquisition of the remaining equity interest of TIC on May 15, 2001. The note, which bears interest at 7 percent per annum, and accrued interest was payable on the maturity date of January 2, 2002. Under the terms of the note, should the note not be paid at the maturity date, the former owner of TIC has the option to convert the note into limited liability membership units representing 100 percent of the fully diluted equity of TIC (the Conversion Option). Should the former owner of TIC exercise the Conversion Option, in exchange for the 100 percent ownership of TIC, the former owner would have to pay NUI in excess of $20 million.

On January 11, 2002, TIC notified the former owner that it has offsetting claims against the note obligation under the LLC Interest Purchase Agreement. As of February 12, 2002, TIC has not paid the note, and the former owner has not exercised the Conversion Option.

6.     Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The carrying value of each of the Company's subsidiaries that have goodwill is no longer subject to amortization, but must be tested for impairment annually or earlier under certain circumstances. Implementation of this accounting pronouncement required the Company to perform a fair value assessment to determine if the fair value of its subsidiaries with goodwill exceeded their carrying amounts. The Company has completed its fair value assessment of TIC and expects to complete its assessment of NUI Telecom and VGC during the second quarter of fiscal 2002. Using the expected present value of future cash flows to determine the fair value of TIC, the Company recognized a transitional goodwill impairment loss of approximately $32.9 million related to the carrying value of the goodwill for its TIC subsidiary. Management does not believe that the results of the fair market valuations for NUI Telecom and VGC will have a material impact on its financial position or net income.

The changes in the carrying amount of goodwill (net of amortization) for the three months ended December 31, 2001, are as follows (in thousands):
	NUI Telecom	NUI Virginia Gas	TIC Enterprises	Total

Balance as of September 30, 2001	$4,982	$5,551	$38,261	$48,794
Reclassification to intangible assets	---	(2,200)	(159)	(2,359)
Additional goodwill during the period (net)	---	5,012	1,725	6,737
Transitional impairment loss	---	---	(32,860)	(32,860)
Balance as of December 31, 2001	$4,982	$8,363	$6,967	$20,312
	====	====	====	=====

The following table sets forth the effect of SFAS 142 for the three-month periods ended December 31 (in thousands, except per share amounts):

	2001	2000	1999

Reported net income (loss)	$(13,080)	$8,410	$7,637
Add back: Transitional impairment loss (net of tax)	21,359	---	---
Add back: Goodwill amortization	101	292	220
Adjusted net income	$ 8,380	$8,702	$7,857
	=====	====	====
Earnings per share:
Reported net income (loss)	$(0.94)	$0.65	$0.60
Transitional impairment loss	1.53	---	---
Goodwill amortization	0.01	0.02	0.02
Adjusted net income	$0.60	$0.67	$0.62
	===	===	===

7.     Acquired Intangible Assets

The Company has acquired intangible assets included in Deferred Charges and Other Assets on the Consolidated Balance Sheet at December 31, 2001 (in thousands):

	Gross Carrying Amount	Accumulated Amortization

Development rights	$2,200	$(18)
Customer contracts	159	(8)
Total	$2,359	$(26)
	====	===

The aggregate amortization for the three-months ended December 31, 2001, was $26,000. Estimated annual amortization is expected to be approximately $105,000 for each fiscal year through September 30, 2006.

8.     Non-recurring Restructuring Charges

In December 2001, the Company commenced a reorganization effort that resulted in workforce reductions. The reorganization efforts resulted in accounting charges of approximately $1.2 million, primarily relating to severance costs.

9.     Contingencies

Environmental Matters. The Company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (EPA), the New Jersey Department of Environmental Protection (NJDEP) and other federal and state agencies.

The Company owns, or previously owned, certain properties on which manufactured gas plants (MGP) were operated by the Company or by other parties in the past. In New Jersey, the Company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (NJBPU) and is currently conducting remedial activities at all six sites with oversight from the NJDEP. The Company also owns, or previously owned, 10 former MGP facilities located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $32.5 million, which is the probable minimum amount that the Company expects to expend during the next 5-20 years. Of this reserve, approximately $28.6 million relates to the six New Jersey MGP sites and approximately $3.9 million relates to the 10 sites located outside New Jersey.

The Company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1 million in environmental costs incurred between July 1, 2000, and June 30, 2001, is currently pending NJBPU approval. Accordingly, the Company has recorded a regulatory asset of approximately $34.7 million as of December 31, 2001, reflecting the future recovery of both incurred costs and future environmental remediation liabilities related to New Jersey MGP sites. The Company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the Company's insurance carriers and continues to pursue additional recovery. Any amounts recovered from insurance carriers would reduce the amount of recorded regulatory assets. With respect to costs associated with the remaining MGP sites located outside New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the Company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The Company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $63.8 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Other. The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

10.      New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement establishes accounting standards for recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The Company will implement this statement on October 1, 2002, and does not expect the adoption of this statement to have a material impact on its financial position or net income.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The Company will implement this statement on October 1, 2002, and does not expect the adoption of this statement to have a material impact on its financial position or net income.

11.     Business Segment Information

The Company's operations are organized and managed by three primary segments: Distribution Services, Wholesale Energy Marketing and Trading (formerly Energy Sales and Services) and Retail and Business Services (formerly Customer Services). The Distribution Services segment distributes natural gas in seven states through the Company's regulated utility operations. The Wholesale Energy Marketing and Trading segment reflects the operations of the Company's NUI Energy Brokers and VGC subsidiaries (excluding Virginia Gas Distribution Company), as well as off-system sales made by NUI Energy Brokers on behalf of the utility operations. The Retail and Business Services segment reflects the operations of the Company's NUI Energy, UBS, NUI Telecom and TIC subsidiaries, as well as appliance leasing, repair and maintenance operations. The Company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the Company for three-month periods ended December 31, 2001 and 2000. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the Company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

	Three Months Ended December 31,
(Dollars in thousands)	2001	2000
Revenues:
Distribution Services	$126,707	$145,979
Wholesale Energy Marketing and Trading	93,442	161,719
Retail and Business Services	46,476	39,222
Intersegment Revenues	(30,931)	(26,540)
Total Revenues	$235,694	$320,380
	=====	=====
Pre-Tax Operating Income:
Distribution Services	$16,439	$16,724
Wholesale Energy Marketing and Trading	6,176	3,876
Retail and Business Services	(1,582)	(533)
Total Pre-Tax Operating Income	$21,033	$20,067
	=====	=====

A reconciliation of the Company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2001	2000

Segment Pre-Tax Operating Income	$21,033	$20,067
Non-segment pre-tax operating income (loss)	(1,579)	(491)
Pre-Tax Operating Income	$19,454	$19,576
	=====	=====

NUI Corporation and Subsidiaries Summary Consolidated Operating Data
	Three Months Ended December 31,
	2001	2000
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$74,021	$74,764
Commercial	29,578	35,031
Industrial	2,553	3,810
Interruptible Sales	8,779	21,918
Unregulated Sales	91,283	167,959
Transportation Services	11,368	9,883
Customer Service, Appliance Leasing and Other	18,112	7,015
	$235,694	$320,380
	=====	=====
Gas Sold or Transported (MMcf)
Firm Sales:
Residential	6,395	8,187
Commercial	2,854	3,958
Industrial	305	489
Interruptible Sales	2,536	3,463
Unregulated Sales	41,302	25,918
Transportation Services	9,508	10,482
	62,900	52,497
	====	====
Average Utility Customers Served
Firm Sales:
Residential	355,296	352,081
Commercial	23,958	23,568
Industrial	264	261
Interruptible Sales	40	49
Transportation	3,977	3,966
	383,535	379,925
	=====	=====
Degree Days in New Jersey
Actual	1,307	1,911
Normal	1,812	1,817
Percentage variance from normal	28% warmer	5% colder

Employees (period end)	1,501	1,124

NUI Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NUI Corporation included elsewhere herein and with the Company's Form 10-K for the year ended September 30, 2001.

Overview

The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as NUI or the Company). NUI is engaged in the sale and distribution of natural gas, energy commodity trading and marketing, sales outsourcing and telecommunications. The Company's local distribution operations provide natural gas and related services to more than 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas. Virginia Gas is also engaged in other activities, such as pipeline operation; natural gas storage; gathering, marketing and distribution services; and natural gas exploration, production and well operation. The Company's other non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a digital mapping and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary.

Results of Operations

Three-Month Periods Ended December 31, 2001 and 2000

Net Income. Net loss for the three-month period ended December 31, 2001 was $13.1 million, or $0.94 per share, as compared with net income of $8.4 million, or $0.65 per share, for the period ended December 31, 2000. The decrease in the current period was primarily due to the Company's adoption of Statement of Financial Accounting Standard No. 142, which resulted in a one-time, non-cash transitional charge of $21.4 million (after-tax), or $1.53 per share (see Note 6 to the Notes to the Consolidated Financial Statements). The Company also recorded a non-recurring restructuring cost of $1.2 million, related to severance costs as a result of workforce reductions (see Note 8 to the Notes to the Consolidated Financial Statements). Income before the effect of these non-recurring charges was $0.64 for the three-month period ended December 31, 2001.

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

The Company's operating revenues decreased by $84.7 million, or 26 percent, to $235.7 million for the three-month period ended December 31, 2001, as compared to $320.4 million for the three-month period ended December 31, 2000.

The Company's Distribution Services' revenue decreased by approximately $19.3 million, or 13 percent, to $126.7 million from $146.0 million in fiscal 2000, mainly due to warmer weather. Weather in New Jersey was approximately 28 percent warmer than normal for the three-month period ending December 31, 2001, and was 32 percent warmer compared to the prior year period.

Wholesale Energy Marketing and Trading revenue decreased by $73.2 million, or 53 percent, to $64.7 million from $137.9 million in fiscal 2000, primarily due to a substantial decrease in natural gas prices for the three-month period ended December 31, 2001, as compared to the same period in fiscal 2000 (Natural gas prices averaged $5.29 per dekatherm during the three-month period ended December 31, 2001, compared to $2.45 per dekatherm for the same period a year ago). Utility off-system sales decreased by $4.2 million, or 17 percent, in the current fiscal year, as compared to the same period in the prior year. Partially offsetting these decreases was $2.4 million of revenues by Virginia Gas, which was acquired March 28, 2001 (see Note 3 to the Notes to the Consolidated Financial Statements).

Retail and Business Services revenue increased by approximately $7.8 million, or 21 percent, to $44.2 million from $36.4 million in fiscal 2000, mainly due to sales of $7.1 million by TIC, which became a wholly owned subsidiary on May 15, 2001 (see Note 4 to the Notes to the Consolidated Financial Statements). This segment also included an increase of $1.6 million, or 71 percent, by NUI Telecom due to customer growth. These increases were offset by a decline in revenues of $1.4 million, or 5 percent, by NUI Energy primarily as a result of lower natural gas prices in the three-month period ended December 31, 2001, as compared to the same period in the prior year.

Operating Margins. The Company's operating margins increased by $8.5 million, or 15 percent, to $64.2 million for the three-month period ended December 31, 2001, as compared to $55.7 for the three-month period ended December 31, 2000.

Distribution Services segment margins for the three-month period ended December 31, 2001, decreased $0.2 million, or 0.4 percent, to $46.8 million from $47.0 million in the prior year. The Company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $3.5 million higher and $0.5 million lower in the fiscal 2001 and 2000 periods, respectively, than they otherwise would have been without such clauses. Due primarily to weather that was 28 percent warmer than normal during the three-month period ended December 31, 2001, in New Jersey, margins for Elizabethtown Gas decreased $2.0 million, or 6 percent. Partially offsetting this decrease were increased margins for City Gas of Florida of $1.2 million as a result of the full impact of a base-rate increase the Company received in January 2001 (see Regulatory Matters).

Operating margins from the Company's Wholesale Energy Marketing and Trading segment increased by approximately $4.8 million, or 92 percent, to $9.9 million for the three-month period ended December 31, 2001, from $5.1 million in the prior year. This was due to an increase of $2.4 million, or 49 percent, in operating margins from NUI Energy Brokers as a result of a higher winning trade percentage and margins of $2.1 million from the addition of VGC.

Operating margins increased in the Retail and Business Services segment by approximately $3.9 million, or 114 percent, to $7.4 million for the three-month period ended December 31, 2001, from $3.5 million in the prior year. This increase was primarily due to the inclusion of $3.8 million of margins from TIC Enterprises, which was acquired on May 15, 2001. This segment also had increases in margins by NUI Telecom of $0.3 million, or 38 percent, due to customer growth. These increases were partially offset by declining margins by UBS of $0.3 million, or 13 percent, primarily due to lower conversion revenues in the current period, and NUI Energy of $0.1 million, or 16 percent, which also impacted by the effects of significantly warmer weather during the 2002 period.

Other Operating Expenses. Operations and maintenance expenses increased approximately $6.1 million, or 23 percent, for the three-month period ended December 31, 2001, as compared with the three-month period ended December 31, 2000. The increase was primarily the result of $5.6 million of costs from the recent acquisitions of Virginia Gas and TIC. Absent these increases, expenses were relatively unchanged reflecting the Company's cost control efforts instituted to mitigate the impact of unusually warm weather this quarter.

Other Income and Expense. Other income and expense decreased approximately $0.9 million for the three-month period ended December 31, 2001, as compared with the same period in the prior year. The decrease relates primarily to the inclusion of the equity earnings of TIC of $0.8 million in the three-month period ended December 31, 2000. Prior to completing the acquisition of TIC on May 15, 2001, the Company recorded its equity interest in the income or losses of TIC as a component of other income and expense.

Interest Expense. Interest expense decreased approximately $0.4 million, or 7 percent, during the three-month period ended December 31, 2001, due to the Company's ability to defer a portion of the interest incurred related to its under-recovered gas balance. In an order dated March 30, 2001, the New Jersey Board of Public Utilities allowed the Company to record interest on its under-recovered gas balance as of October 31, 2001, which will be recovered over a three-year period from December 1, 2001, through November 30, 2004 (see Regulatory Matters). Interest expense was also impacted by higher borrowing levels, however short-term interest rates were lower for the three-month period ended December 31, 2001, as compared to the same period last year (see Liquidity and Capital Resources).

Regulatory Matters

On November 1, 2000, the New Jersey Board of Public Utilities (NJBPU) issued an order approving an increase in the New Jersey Purchased Gas Adjustment (PGA) clause by 17.3 percent. The rate increase was effective immediately and resulted in a revenue increase of approximately $47 million annually. In addition, the Company was allowed to increase the PGA through a Flexible Pricing Mechanism (FPM) which allowed the Company to make additional pricing adjustments on a monthly basis of approximately 2 percent each month between December 2000 and April 2001. Each of these FPM increases resulted in additional revenues of up to $6 million on an annual basis. The increases in the PGA rate were granted to cover the higher costs of natural gas purchases, which had risen from about $2.50 per dekatherm in July 1999 to more than $10.00 per dekatherm in January 2001 (see Liquidity and Capital Resources).

In a December 1, 2000, filing, the Company requested the extension of the 2 percent FPM rate adjustments for an additional three months and authorization to record interest on its under-recovered gas balance. On March 30, 2001, the NJBPU issued an order approving the Company's request to extend the monthly 2 percent increases through July 2001 if actual gas costs warranted such increases. The Company has implemented these increases. In addition, the order allowed the Company to begin recording interest on its under-recovered gas cost balance and to establish a new Gas Cost Under-recovery Adjustment (GCUA) to recover the gas cost under-recovery balance as of October, 31, 2001, with associated interest over a three-year period from December 1, 2001, through November 30, 2004. In addition, pursuant to the order, the Company was required to make a filing on November 15, 2001, to establish a new PGA rate designed to recover purchased gas costs for the period November 1, 2001, through September 30, 2002. In that filing, the Company requested approval to decrease its PGA rate and implement its GCUA rate, with a net effect representing a decrease of 12.7 percent in residential customer bills. The NJBPU approved the Company's request on an interim basis and these changes became effective December 1, 2001.

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

In response to the Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a Stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the Company to continue offering basic gas supply service through December 2002, when the NJBPU will decide if the gas supply function should be removed from the gas distribution companies and made competitive. As of December 31, 2001, no residential customers in the Company's New Jersey service territory have switched to an alternative gas supplier.

Liquidity and Capital Resources

The Company's net use of cash in operating activities was $39.7 million and $30.9 million for the three-month periods ended December 31, 2001 and 2000, respectively. The decrease in operating cash flows for the current period was due in part to the timing of payments to the Company's gas suppliers. Operating cash flows in both three-month periods have also been negatively impacted by the price of natural gas and the timing and ability of the Company's regulated utilities to recover such costs from its customers (see Regulatory Matters). In addition, the extremely warm weather experienced during the first quarter of fiscal 2002 has further delayed billings and subsequent cash collections of previously incurred gas costs and weather normalization margins from utility customers, as volumes of gas sold were much lower than anticipated. However, as noted under Regulatory Matters, the Company now has the ability to recover its under-recovered gas cost balance through a new Gas Cost Under-recovery Adjustment over a three-year period from December 1, 2001, through November 30, 2004.

Because the Company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The Company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions. Due to the large increase in the cost of natural gas last year and the build up of under-recovered gas costs noted earlier, the Company has needed to raise capital through draw downs of short-term financing under its various lines of credit. As a result, the Company's debt ratios are higher than desired, but are still within any of its financial debt covenants. The Company expects to issue a minimum of $25 million of common stock during fiscal 2002, the proceeds of which will be used to pay down debt. The Company also expects to complete certain asset sales during fiscal 2002 (see Capital Expenditures and Commitments- Sale of Valley Cities Gas and Waverly Gas) that will further reduce outstanding debt and improve the Company's financial ratios. Accordingly, on January 31, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), which will enable the Company to issue various types of securities, including common stock, preferred stock and debt, from time to time, up to an aggregate of $150 million. Once declared effective by the SEC, the shelf registration would enable NUI to raise funds from the offering of any security covered by the shelf registration statement, as well as any combination thereof, subject to market conditions and the Company's capital needs.

There has been no significant changes in long-term debt, capital lease obligations, or operating lease obligations during the three-month period ended December 31, 2001. In addition, the Company does not have any off-balance sheet financing.

Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $208.8 million at 3.7 percent for the three-month period ended December 31, 2001, and $120.8 million at 6.9 percent for the three-month period ended December 31, 2000. At December 31, 2001, the Company had outstanding notes payable to banks amounting to $237.0 million and available unused lines of credit amounting to $25.0 million. Notes payable to banks increased as of December 31, 2001, as compared to the balance outstanding at September 30, 2001, due the reasons discussed above.

Long-Term Debt and Funds for Construction Held by Trustee. On August 20, 2001, the Company issued $60 million of Senior Notes with interest rates ranging from 6.60 percent to 7.29 percent. The proceeds were used to repay short-term indebtedness, which was used in part to acquire Virginia Gas and TIC.

The Company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of December 31, 2001, the total unexpended portions of all of the Company's Gas Facilities Revenue Bonds were $3.5 million and are classified on the Company's Consolidated Balance Sheet, including $5.9 million of interest earned thereon, as Funds for Construction Held by Trustee.

Common Stock. The Company periodically issues shares of common stock in connection with NUI Direct, the Company's dividend reinvestment and stock purchase plan, and various employee benefit plans. From time to time, the Company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.

The Company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the Company is permitted to pay approximately $60.3 million of cash dividends at December 31, 2001.

Assets Held for Sale. The Company seeks to focus on the development of the Virginia Gas operations that complement and augment existing NUI businesses and have opportunities for growth. Accordingly, the Company intends to sell the net assets of NUI Virginia Gas' Marketing and Exploration operations, and has classified these assets as Assets Held for Sale on the Consolidated Balance Sheet at December 31, 2001.

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $14.4 million for the three-month period ended December 31, 2001, as compared to $7.9 million for the three-month period ended December 31, 2000. The increase for the three-month period ended December 31, 2001, compared to the prior year relates to spending to complete Phase 1 of the distribution line through South-Central Florida as well as spending by newly acquired Virginia Gas. Capital expenditures are expected to be approximately $61 million for all of fiscal 2002, as compared with a total of $60.5 million in fiscal 2001. The $61 million for fiscal 2002 will be used primarily for the completion of the Florida distribution line, continued expansion and upkeep of the Company's natural gas distribution system, as well as certain technology projects.

Environmental. The Company owns or previously owned six former manufactured gas plant (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the Company's most recent assessment, the Company has recorded a total reserve for environmental investigation and remediation costs of approximately $32.5 million, which is the probable minimum amount that the Company expects it will expend in the next 5-20 years to remediate the Company's MGP sites. Of this reserve, approximately $28.6 million relates to New Jersey MGP sites and approximately $3.9 million relates to the MGP sites located outside New Jersey. The Company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the Company is currently recovering environmental costs in rates over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the Company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1 million in environmental costs incurred between July 1, 2000, and June 30, 2001, is currently pending NJBPU approval. With respect to costs that may be associated with the MGP sites located outside the state of New Jersey, the Company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the Company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $63.8 million annually. The Company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the Company. Management believes the outcome of these actions will not have a material adverse effect on the Company's results. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Long-term Debt. The Company is scheduled to repay $20 million of Medium-Term Notes in August 2002. This amount has been included in current liabilities at December 31, 2001.

Sale of Valley Cities Gas and Waverly Gas. On October 5, 2000, the Company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. C&T will pay up to an additional $3 million to the Company should certain post closing revenue targets be achieved. The transaction is expected to close on or about March 31, 2002, after all regulatory approvals have been obtained. For the three months ended December 31, 2001, VCW generated $2.1 million of operating revenues, $1.0 million of operating margin and $0.7 million of operating income.

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

The Joint Venture will expand the present Saltville storage facility from its current capacity of 1.1 Bcf to approximately 12 Bcf and connect it to DEGT's East Tennessee Natural Gas mainline system. At full capacity, the Saltville storage field will be able to deliver up to 500 million cubic feet per day of natural gas to area markets. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage.

Development of the Saltville facility is intended to create a strategically located energy-trading hub for NUI's wholesale trading arm, NUI Energy Brokers, and enable the Company to capitalize on the energy supply, wholesale trading and portfolio management opportunities in the rapidly developing Mid-Atlantic region. The additional storage capacity would allow the Company to meet the significant demand from local distribution companies as well as power plant development that is underway in the region.

On October 26, 2001, the Joint Venture filed a certification application with the Virginia State Corporation Commission. A hearing has been scheduled in this matter on February 20, 2002. On January 24, 2002, Cargill, Inc. filed a complaint with the Federal Regulatory Energy Commission (FERC), alleging that the appropriate regulatory authority for the Joint Venture would be FERC. In its complaint, Cargill, Inc. asked FERC to issue an order to cease and desist all activities of the Joint Venture. The Joint Venture will make all appropriate jurisdictional filings as required.

Market Risk Exposure

The Company's wholesale trading subsidiary, NUI Energy Brokers, uses derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to take advantage of market information and opportunities in the marketplace, and iii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins. These derivative instruments include forwards, futures, options and swaps. NUI Energy Brokers accounts for its trading activities by marking-to-market all trading positions and calculating its value-at-risk on a daily basis. The majority of NUI Energy Brokers' positions are short-term in nature (up to 2 years) and can be readily valued using New York Mercantile Exchange settlement prices. NUI Energy Brokers accounts for its basis trading activities using values derived from several well established, third-party organizations, such as Platts' Inside FERC and Gas Daily. There have been no changes in valuation techniques or assumptions during the three-month period ended December 31, 2001.

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

NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, as of December 31, 2001, NUI Energy Brokers' VaR was $240,000.

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

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

         3(i)    Certificate of Incorporation, Amended and Restated as of March 1, 2001
                   Certificate of Amendment of Restated Certificate of Incorporation as of March 2, 2001

                               Filed herewith

(b)    Reports on Form 8-K

     On January 31, 2002, the Company filed a Form 8-K, Item 5, Other Events, which provides its first quarter of fiscal 2002 earnings report and details of a new credit agreement with a syndicate of banks which provides for a financing commitment of up to $80 million through December 18, 2002; and Item 7, Exhibits, which provides a copy of the credit agreement noted in Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NUI CORPORATION
February 12, 2002	JOHN KEAN, JR. President and Chief Executive Officer
February 12, 2002	A. MARK ABRAMOVIC Sr. Vice President, Chief Operating Officer & Chief Financial Officer