Form 10-Q
period 2002-03-31
NUI CORP /NJ/
filed 2002-05-14
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

         X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2002: Common Stock, No Par Value: 15,756,249 shares outstanding.

In accordance with the Temporary Final Rule relating to "Requirements for Arthur Andersen LLP Auditing Clients" dated March 18, 2002, the unaudited financial statements contained herein have not been reviewed by an independent accountant in accordance with Rule 10-01(d). The company has elected to not retain the services of Arthur Andersen LLP and will engage another independent accountant to perform a review of the unaudited financial statements within sixty (60) days of this filing. Under the terms of this Temporary Final Rule, if upon completion of this review there is a change to these financial statements, the company will amend this filing. Otherwise, the company will disclose in its next quarterly filing that these financial statements have been reviewed by an independent accountant other than Arthur Andersen LLP.

NUI Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Dollars in thousands, except per share amounts)
	Three Months Ended March 31		Six Months Ended March 31
	2002	2001	2002	2001

Operating Margins
Operating revenues	$277,995	$418,685	$504,460	$736,248
Less - Purchased gas and fuel	194,847	338,352	353,291	593,404
Cost of sales and services	6,101	5,122	11,527	8,675
Energy taxes	4,450	5,229	7,755	9,547
	72,597	69,982	131,887	124,622

Other Operating Expenses
Operations and maintenance	29,294	24,170	57,586	50,129
Non-recurring restructuring costs	---	---	1,203	---
Depreciation and amortization	7,606	7,456	15,938	14,752
Taxes, other than income taxes	2,050	1,914	4,201	4,031
	38,950	33,540	78,928	68,912

Operating Income	33,647	36,442	52,959	55,710

Other Income and Expense, Net	226	344	542	86

Income from Continuing Operations before Interest and Taxes	33,873	36,786	53,501	56,496

Interest expense	5,430	5,749	10,867	11,930

Income from Continuing Operations before Income Taxes	28,443	31,037	42,634	44,566

Income taxes	11,699	12,720	17,441	18,422

Income from Continuing Operations before Effect of Change in Accounting	16,744	18,317	25,193	26,144

Discontinued Operations
Loss from discontinued operations	(2,685)	(5,442)	(2,962)	(4,532)
Income tax benefit	(1,035)	(1,881)	(1,142)	(1,553)
Loss from Discontinued Operations	(1,650)	(3,561)	(1,820)	(2,979)

Income before Effect of Change in Accounting	15,094	14,756	23,373	23,165

Effect of change in accounting (net of tax benefit of $11,501)	---	---	(21,359)	---

Net Income	$15,094	$14,756	$2,014	$23,165
	=====	=====	=====	=====
Net Income Per Share of Common Stock	$1.06	$1.14	$0.14	$1.79
	====	====	====	====
Dividends Per Share of Common Stock	$0.245	$0.245	$0.49	$0.49
	====	====	====	====
Weighted Average Number of Shares of Common Stock Outstanding	14,217,626	12,970,869	14,069,297	12,963,124
	========	========	========	========

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in thousands)
	March 31, 2002 (Unaudited)	September 30, 2001 (*)
ASSETS
Current Assets
Cash and cash equivalents	$6,260	$3,274
Accounts receivable (less allowance for doubtful accounts of
$2,093 and $1,693, respectively)	153,443	89,620
Fuel inventories, at average cost	6,887	55,247
Unrecovered purchased gas costs	4,989	54,840
Derivative assets	35,530	27,973
Federal income taxes receivable	3,264	17,077
Prepayments and other	54,330	85,254
	264,703	333,285

Property, Plant and Equipment
Property, plant and equipment, at original cost	949,351	920,965
Accumulated depreciation and amortization	(299,734)	(291,957)
Unamortized plant acquisition adjustments	24,889	25,571
	674,506	654,579

Funds for Construction Held by Trustee	6,595	12,570
Other Investments	221	5,095
Assets Held for Sale	31,996	72,517

Other Assets
Regulatory assets	98,115	60,935
Goodwill	13,036	10,533
Deferred charges and other assets	17,517	21,286
	128,668	92,754
	$1,106,689	$1,170,800
	========	========
CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$143,000	$184,610
Notes payable	3,000	3,000
Current portion of long-term debt and capital lease obligations	21,833	22,163
Accounts payable, customer deposits and accrued liabilities	120,681	147,097
Derivative liabilities	7,334	19,994
Federal income and other taxes	10,976	8,188
	306,824	385,052

Other Liabilities
Capital lease obligations	3,356	3,237
Deferred Federal income taxes	87,305	105,628
Liabilities held for sale	3,404	5,515
Unamortized investment tax credits	4,167	4,387
Environmental remediation reserve	32,337	32,559
Regulatory and other liabilities	35,959	36,288
	166,528	187,614

Capitalization
Common shareholders' equity	324,317	289,145
Preferred stock	---	---
Long-term debt	309,020	308,989
	633,337	598,134
	$1,106,689	$1,170,800
	========	========

*Derived from audited financial statements.
See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)
	Six Months Ended March 31,
	2002	2001

Operating Activities
Net income	$2,014	$23,165
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	17,159	15,923
Deferred Federal income taxes	(18,138)	4,015
Amortization of deferred investment tax credits	(220)	(219)
Non-cash charge related to change in accounting	32,860	---
Derivative assets and liabilities	(7,730)	(2,429)
Other	24,548	3,727
Effect of changes in:
Accounts receivable, net	(63,688)	(68,731)
Fuel inventories	48,360	29,406
Accounts payable, deposits and accruals	(26,478)	6,498
Over (under) recovered purchased gas costs	(8,034)	(48,600)
Other	29,716	15,899
Net cash provided by (used in) operating activities	30,369	(21,346)

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	37,467	314
Dividends to shareholders	(6,859)	(6,409)
Notes Receivable from Virginia Gas	---	(13,000)
Funds for construction held by trustee, net	6,094	11,352
Principal payments under capital lease obligations	(1,062)	(976)
Net short-term borrowings (repayments)	(39,759)	55,500
Net cash provided by (used in) financing activities	(4,119)	46,781

Investing Activities
Cash expenditures for utility plant	(27,270)	(19,983)
Sales of subsidiaries	4,099	---
Acquisitions	(666)	(6,375)
Change in assets and liabilities held for sale	2,080	3,545
Other	(1,507)	(1,031)
Net cash used in investing activities	(23,264)	(23,844)

Net increase in cash and cash equivalents	$2,986	$1,591
	====	====
Cash and Cash Equivalents
At beginning of period	$3,274	$3,515
At end of period	$6,260	$5,106

Supplemental Disclosures of Cash Flows
Income taxes paid, net	$3,691	$3,865
Interest paid	$11,826	$13,703

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.   Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as NUI or the company). NUI is a company engaged in the sale and distribution of natural gas, energy commodity trading and marketing, storage and pipeline activities, and telecommunications. NUI's local distribution companies serve more than 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas Company (VGC) (see Note 3). Virginia Gas is also engaged in other activities, such as pipeline operation and natural gas storage. The company's other non-regulated businesses include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc., (UBS), a digital mapping and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary (see Note 4). All intercompany accounts and transactions have been eliminated in consolidation. The company has no related party transactions.

The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. With the exception of the adjustment to record the effect of a change in accounting discussed in Note 6 and the non-recurring restructuring charges discussed in Note 9, all adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

In accordance with the Temporary Final Rule relating to "Requirements for Arthur Andersen LLP Auditing Clients" dated March 18, 2002, the unaudited financial statements contained herein have not been reviewed by an independent accountant in accordance with Rule 10-01(d). The company has elected to not retain the services of Arthur Andersen LLP and will engage another independent accountant to perform a review of the unaudited financial statements within sixty (60) days of this filing. Under the terms of this Temporary Final Rule, if upon completion of this review there is a change to these financial statements, the company will amend this filing. Otherwise, the company will disclose in its next quarterly filing that these financial statements have been reviewed by an independent accountant other than Arthur Andersen LLP.

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

2.   Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):
	March 31, 2002	September 30, 2001

Common stock, no par value	$284,958	$240,680
Shares held in treasury	(4,384)	(2,246)
Retained earnings	50,157	55,002
Unearned employee compensation	(6,414)	(4,291)
Total common shareholders' equity	$324,317	$289,145
	======	======

3.   Purchase of Virginia Gas Company

On March 28, 2001, the company completed its acquisition of Virginia Gas Company (VGC). The acquisition was treated as a merger whereby VGC became a wholly owned subsidiary of NUI. The purchase price totaled $29 million and included the issuance of 792,600 shares of NUI common stock, with the remainder paid in cash. VGC is a natural gas storage, pipeline, and distribution company, which operates in a region of the nation that has experienced a rapidly growing demand for natural gas and power generation.

The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of VGC was approximately $8.4 million. Until October 1, 2001, this goodwill was being amortized on a straight-line basis over a 30-year period (see Note 6).

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

On March 1, 2002, the company sold the capital stock of Virginia Gas Exploration Company and Virginia Gas Marketing, subsidiaries of VGC, to Appalachian Energy, Inc. The purchase price was approximately $0.8 million.

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

During late March 2002, the company approved a plan to sell TIC (see Note 8).

5.   Note Payable

Under terms of an LLC Interest Purchase Agreement dated May 8, 2001, notes payable represents amounts owed to the former 51 percent owner of TIC Enterprises, LLC under a convertible subordinated unsecured promissory note by TIC issued in conjunction with the company's acquisition of the remaining equity interest of TIC on May 15, 2001. The note, which bears interest at 7 percent per annum plus accrued interest, was payable on the maturity date of January 2, 2002. Under the terms of the note, should the note not be paid at the maturity date, the former owner of TIC has the option to convert the note into limited liability membership units representing 100 percent of the fully diluted equity of TIC (the Conversion Option). Should the former owner of TIC exercise the Conversion Option, in exchange for the 100 percent ownership of TIC, the former owner would have to pay NUI in excess of $20 million.

On January 11, 2002, TIC notified the former owner that it has offsetting claims against the note obligation under the LLC Interest Purchase Agreement. As of May 13, 2002, TIC has not paid the note, and the former owner's right to exercise the Conversion Option has expired.

On April 4, 2002, the former owner of TIC filed suit against NUI and TIC to collect on the note. The company intends to vigorously defend its claims against the former owner and is unable to assess the outcome of the litigation at this time.

6.   Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The carrying value of goodwill for each of the company's subsidiaries is no longer subject to amortization, but must be tested for impairment annually or earlier under certain circumstances. Implementation of this accounting pronouncement required the company to perform a fair value assessment to determine if the fair value of its subsidiaries with goodwill exceeded their carrying amounts. The company has completed its fair value assessment of the subsidiaries that meet the requirements of SFAS 142. Using the expected present value of future cash flows to determine the fair value of TIC, the company recognized a transitional goodwill impairment loss of approximately $32.9 million related to the carrying value of the goodwill for its TIC subsidiary. A goodwill impairment adjustment for the fair market valuations of NUI Telecom and VGC was not necessary.

The changes in the carrying amount of goodwill (net of amortization) for the six months ended March 31, 2002, are as follows (in thousands):
	NUI Telecom	NUI Virginia Gas	TIC Enterprises	Total

Balance as of September 30, 2001	$4,982	$5,551	$38,261	$48,794
Reclassification to intangible assets	---	(2,200)	(159)	(2,359)
Additional goodwill during the period (net)	---	4,703	1,728	6,431
Transitional impairment loss	---	---	(32,860)	(32,860)
Reclassification to held for sale	---	---	(6,970)	(6,970)
Balance as of March 31, 2002	$4,982	$8,054	$ ---	$13,036
	====	====	====	====

The following table sets forth the effect of SFAS 142 for the three-month periods ended March 31 (in thousands, except per share amounts):

	2002	2001	2000

Reported net income	$15,094	$14,756	$17,717
Add back: Goodwill amortization	---	282	296
Adjusted net income	$15,094	$15,038	$18,013
	====	====	====
Reported net income	$1.06	$1.14	$1.37
Goodwill amortization	---	0.02	0.02
Adjusted net income	$1.06	$1.16	$1.39
	===	===	===

The following table sets forth the effect of SFAS 142 for the six-month periods ended March 31 (in thousands, except per share amounts):

	2002	2001	2000

Reported net income	$2,014	$23,165	$25,354
Add back: Transitional impairment loss (net of tax)	21,359	---	---
Add back: Goodwill amortization	101	573	515
Adjusted net income	$23,474	$23,738	$25,869
	====	====	====
Reported net income	$0.14	$1.79	$1.97
Transitional impairment loss	1.52	---	---
Goodwill amortization	0.01	0.04	0.04
Adjusted net income	$1.67	$1.83	$2.01
	===	===	===

7.   Acquired Intangible Assets

The company has acquired intangible assets included in Deferred Charges and Other Assets on the Consolidated Balance Sheet at March 31, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization

Development rights	$2,200	$(37)
Customer contracts	159	(16)
Total	$2,359	$(53)
	====	===

The aggregate amortization for the six-months ended March 31, 2002, was $52,500. Estimated annual amortization is expected to be approximately $105,000 for each fiscal year through September 30, 2006.

8.   Discontinued Operations

The company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. Accordingly, the revenues, costs and expenses, assets, liabilities, and cash flows of the entities NUI is holding for sale have been segregated and reported as discontinued operations for all periods presented.

On October 5, 2000, the company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. The transaction is expected to close on or about June 30, 2002, after all regulatory approvals have been obtained. VCW generated operating revenues of $4.0 million and $5.2 million for the three months ended March 31, 2002, and 2001, respectively. VCW generated operating revenues of $6.1 million and $8.0 million for the six months ended March 31, 2002, and 2001, respectively. VCW had assets of $16.1 million and liabilities of $0.8 million that have been classified as held for sale as of March 31, 2002.

In late March 2002, the company approved a plan to sell its TIC Enterprises subsidiary. The company is actively seeking a buyer and expects to dispose of TIC by September 30, 2002. TIC generated operating revenues of $4.1 million and $11.3 million for the three and six-month periods ended March 31, 2002, respectively. TIC had assets of $15.9 million and liabilities of $2.6 million that have been classified as held for as of March 31, 2002. Prior to the acquisition of TIC on May 15, 2001, the company recorded pre-tax equity losses of $6.0 million and $5.2 million for the three and six-month periods ended March 31, 2001, respectively.

9.   Non-recurring Restructuring Charges

In December 2001, the company commenced a reorganization effort that resulted in workforce reductions. The reorganization efforts resulted in accounting charges of approximately $1.2 million, primarily relating to severance costs.

10.   Contingencies

Environmental Matters. The company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (EPA), the New Jersey Department of Environmental Protection (NJDEP) and other federal and state agencies.

The company owns, or previously owned, certain properties on which manufactured gas plants (MGP) were operated by the company or by other parties in the past. In New Jersey, the company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (NJBPU) and is currently conducting remedial activities at all six sites with oversight from the NJDEP. The company also owns, or previously owned, 10 former MGP facilities located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the most recent assessment, the company has recorded a total reserve for environmental investigation and remediation costs of approximately $32.3 million, which is the probable minimum amount that the Company expects to expend during the next 5-20 years. Of this reserve, approximately $28.4 million relates to the six New Jersey MGP sites and approximately $3.9 million relates to the 10 sites located outside New Jersey.

The company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1.0 million in environmental costs incurred between July 1, 2000, and June 30, 2001, is currently pending NJBPU approval. Accordingly, the company has recorded a regulatory asset of approximately $38.5 million as of March 31, 2002, reflecting the future recovery of both incurred costs and future environmental remediation liabilities related to New Jersey MGP sites. The company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the company's insurance carriers and continues to pursue additional recovery. Any amounts recovered from insurance carriers would reduce the amount of recorded regulatory assets. With respect to costs associated with the remaining MGP sites located outside New Jersey, the company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $64 million annually. The company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the company. Management believes the outcome of these actions will not have a material effect on the company's results. The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Other. The company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

11.   New Accounting Standards

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

12.   Business Segment Information

The company's operations are organized and managed by three primary segments: Distribution Services, Wholesale Energy Marketing and Trading and Retail and Business Services. The Distribution Services segment distributes natural gas in seven states through the company's regulated utility operations. The Wholesale Energy Marketing and Trading segment reflects the operations of the company's NUI Energy Brokers and VGC subsidiaries (excluding Virginia Gas Distribution Company), as well as off-system sales made by NUI Energy Brokers on behalf of the utility operations. The Retail and Business Services segment reflects the operations of the company's NUI Energy, UBS, NUI Telecom and TIC subsidiaries, as well as appliance leasing, repair and maintenance operations. The company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the company for the three-month and six-month periods ended March 31, 2002 and 2001. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2002	2001	2002	2001
Revenues:
Distribution Services	$155,145	$213,797	$281,853	$359,776
Wholesale Energy Marketing and Trading	119,193	219,401	212,635	381,120
Retail and Business Services	55,317	56,045	101,793	95,266
Intersegment Revenues	(43,511)	(65,357)	(74,442)	(91,897)
Total Revenues	$286,144	$423,886	$521,839	$744,265
	=====	=====	=====	=====
Pre-Tax Operating Income (Loss):
Distribution Services	$33,091	$35,281	$49,534	$52,041
Wholesale Energy Marketing and Trading	2,913	2,699	9,387	6,683
Retail and Business Services	(3,177)	(420)	(4,754)	(953)
Total Pre-Tax Operating Income	$32,827	$37,560	$54,167	$57,771
	=====	=====	=====	=====

A reconciliation of the company's segment revenues and pre-tax operating income to amounts reported on the consolidated financial statements is as follows:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2002	2001	2002	2001

Segment Revenues	$286,144	$423,886	$521,839	$744,265
Discontinued operations	(8,149)	(5,201)	(17,379)	(8,017)
Total Revenues reported	$277,995	$418,685	$504,460	$736,248
	=====	=====	=====	=====
Segment Pre-Tax Operating Income	$32,827	$37,560	$54,167	$57,771
Non-segment pre-tax operating loss	(1,217)	(118)	(2,784)	(309)
Loss (income) from discontinued operations	2,263	(656)	2,118	(966)
Pre-Tax Operating Income reported	$33,873	$36,786	$53,501	$56,496
	=====	=====	=====	=====

NUI Corporation and Subsidiaries
Summary Consolidated Operating Data
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$94,771	$117,458	$168,918	$192,221
Commercial	33,117	49,842	62,671	84,873
Industrial	2,510	5,137	5,467	8,947
Interruptible Sales	9,182	27,785	17,961	49,703
Unregulated Sales	113,023	196,885	204,306	364,844
Transportation Services	14,718	13,217	26,086	23,100
Customer Service, Appliance Leasing and Other	18,823	13,562	36,430	20,577
Total Revenues	286,144	423,886	521,839	744,265
Less: Discontinued Operations	(8,149)	(5,201)	(17,379)	(8,017)
Operating Revenues from Continuing Operations	$277,995	$418,685	$504,460	$736,248
	=====	=====	=====	=====
Gas Sold or Transported (MMcf)
Firm Sales:
Residential	9,560	10,978	15,955	19,165
Commercial	3,719	4,828	6,573	8,786
Industrial	382	505	687	994
Interruptible Sales	2,555	3,196	5,091	6,659
Unregulated Sales	16,191	25,933	57,493	51,851
Transportation Services	11,515	8,756	21,022	19,238
	43,922	54,196	106,821	106,693
	====	====	====	====
Average Utility Customers Served
Firm Sales:
Residential	358,230	355,325	356,763	353,703
Commercial	24,150	24,190	24,054	23,879
Industrial	264	279	264	270
Interruptible Sales	42	51	41	50
Transportation	4,199	3,844	4,088	3,905
	386,885	383,689	385,210	381,807
	=====	=====	=====	=====
Degree Days in New Jersey
Actual	2,116	2,575	3,423	4,486
Normal	2,715	2,716	4,527	4,533
Percentage variance from normal	22% warmer	5% warmer	24% warmer	1% warmer

Employees (period end)			1,420	1,177

NUI Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition
and Results of Operations

In accordance with the Temporary Final Rule relating to "Requirements for Arthur Andersen LLP Auditing Clients" dated March 18, 2002, the unaudited financial statements and discussion and analysis contained herein have not been reviewed by an independent accountant in accordance with Rule 10-01(d). The company has elected to not retain the services of Arthur Andersen LLP and will engage another independent accountant to perform a review of the unaudited financial statements within sixty (60) days of this filing. Under the terms of this Temporary Final Rule, if upon completion of this review there is a change to these financial statements, the company will amend this filing. Otherwise, the company will disclose in its next quarterly filing that these financial statements have been reviewed by an independent accountant other than Arthur Andersen LLP.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NUI Corporation included elsewhere herein and with the company's Form 10-K for the year ended September 30, 2001.

Overview

The following discussion and analysis refers to NUI Corporation and all of its operating divisions and subsidiaries (collectively referred to as NUI or the company). NUI is engaged in the sale and distribution of natural gas, energy commodity trading and marketing, storage and pipeline activities, and telecommunications. The company's local distribution operations provide natural gas and related services to more than 380,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas. Virginia Gas is also engaged in other activities, such as pipeline operation and natural gas storage. The company's other non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc., an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a digital mapping and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary.

As of March 31, 2002, the company has classified Valley Cities Gas, Waverly Gas, and TIC as discontinued operations (see Note 8 of the Notes to the Consolidated Financial Statements).

Results of Operations

Three-Month Periods Ended March 31, 2002 and 2001

Net Income. Net income for the three-month period ended March 31, 2002, was $15.1 million, or $1.06 per share, as compared with net income of $14.8 million, or $1.14 per share, for the period ended March 31, 2001. As discussed in Note 9 to the Notes to the Consolidated Financial Statements, NUI adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and accordingly has classified the operating results of its entities being held for sale as discontinued operations. Net income from continuing operations was $16.7 million for the three-months ended March 31, 2002, compared to $18.3 million in the prior year. The decrease in the current fiscal year was primarily the result of weather that was warmer than normal.

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

The company's operating revenues decreased by $140.7 million, or 34 percent, for the three-month period ended March 31, 2002, as compared with the three-month period ended March 31, 2001.

The company's Distribution Services revenue decreased by approximately $57.5 million, or 28 percent, to $151.1 million from $208.6 million in fiscal 2001, mainly due to warmer weather and slightly lower gas prices. Weather in New Jersey was approximately 22 percent warmer than normal for the three-month period ending March 31, 2002, and was 18 percent warmer compared to the prior year period.

Wholesale Energy Marketing and Trading revenues decreased by approximately $79.1 million, or 50 percent, to $77.6 million from $156.7 million in fiscal 2001, mainly due to the significant decrease in natural gas prices compared to the same period a year ago. Utility off-system sales decreased by $15.9 million, or 43 percent, in the current fiscal year, compared to the same period a year ago. This decrease was partially offset by revenues of approximately $2.1 million by Virginia Gas, which was acquired on March 28, 2001.

Retail and Business Services revenue decreased by approximately $4.1 million, or 8 percent, to $49.2 million from $53.3 million in fiscal 2001, mainly due to lower sales by NUI Energy of $7.2 million as a result of significantly lower natural gas prices in the current fiscal year as compared to the same period a year ago. This decrease was partially offset by higher revenues of $2.2 million by NUI Telecom and an additional $0.7 million of revenues from UBS as a result of customer growth.

Operating Margins. The company's operating margins increased by $2.6 million, or 4 percent, to $72.6 million for the three-month period ended March 31, 2002, as compared to $70.0 million for the three-month period ended March 31, 2001.

Distribution Services segment margins for the three-month period ended March 31, 2002, decreased $1.6 million, or 3 percent, to $61.7 million from $63.3 million in the prior year. The decrease was principally a result of weather which was 18 percent warmer in the current fiscal year than during the three-month period ended March 31, 2001. The company has weather normalization clauses in its New Jersey and North Carolina tariffs, which are designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $4.4 million and $0.7 million higher in the fiscal 2002 and 2001 periods, respectively, than they otherwise would have been without such clauses. Partially offsetting the impact of weather was increased margins from industrial customers, certain of which had switched to alternative fuels during the prior year, and higher margins from City Gas due to the full impact of its rate case (see Regulatory Matters).

Operating margins from the company's Wholesale Energy Marketing and Trading segment increased by approximately $1.4 million, or 32 percent, to $5.5 million for the three-month period ended March 31, 2002, from $4.1 million in the prior year. This increase was primarily the result of $2.1 million in margins from the addition of VGC and an additional $0.3 million of off-system utility sales. These increases were partially offset by lower margins of $1.0 million by NUI Energy Brokers due to reduced trading margins caused by much lower volatility in gas prices, as well as lower liquidity in the marketplace.

Operating margins increased in the Retail and Business Services segment by approximately $2.9 million, or 120 percent, to $5.4 million for the three-month period ended March 31, 2002, from $2.5 million in the prior year. The increase is due to higher margins of $1.0 million by the company's appliance business as a result of increased sales and reductions in the costs of providing services; higher margins by NUI Energy of $0.9 million due to significant customer growth, which was partially offset by reduced natural gas usage by customers due to warm weather; increased margins of $0.4 million by UBS due to increased conversion revenues, which were partially offset by reduced service revenues to two customers; and improved margins of $0.6 million by NUI Telecom due to customer growth.

Other Operating Expenses. Operations and maintenance expenses increased by approximately $5.1 million, or 21 percent, to $29.3 million for the three-month period ended March 31, 2002, as compared to $24.2 million in the prior year. The increase was the result of the addition of costs by VGC; increased costs for employee benefits, including medical and pension; and additional costs incurred by UBS and NUI Telecom to support customer growth.

Interest Expense. Interest expense decreased approximately $0.3 million, or 6 percent, to $5.4 million for the three-month period ended March 31, 2002, primarily due to lower short-term borrowing rates. The company has been allowed to recover a portion of interest expense associated with its under-recovered gas balance since April 1, 2001 (see Regulatory Matters), which further reduced interest costs compared to the three-month period ended March 31, 2001. These decreases were partially offset by the effect of higher average borrowings during the current fiscal year.

Six-Month Periods Ended March 31, 2002 and 2001

Net Income. Net income for the six-month period ended March 31, 2002, was $2.0 million, or $0.14 per share, as compared with net income of $23.2 million, or $1.79 per share, for the period ended March 31, 2001. The decrease in the current period was primarily due the company's adoption of Statement of Financial Accounting Standards No. 142, which resulted in a one-time, non-cash transitional impairment charge of $21.4 million (after-tax), or $1.52 per share (see Note 8 to the Notes to the Consolidated Financial Statements). The company also recorded a non-recurring restructuring cost of $1.2 million, related to severance costs as a result of workforce reductions (see Note 9 to the Notes to the Consolidated Financial Statements). The company was adversely affected during the six-month period ended March 31, 2002, by the effect of warmer weather (see Operating Revenues and Operating Margins).

Operating Revenues. The company's operating revenues decreased by $231.8 million, or 31 percent, to $504.4 million for the six-month period ended March 31, 2002, as compared to $736.2 million for the six-month period ended March 31, 2001.

The company's Distribution Services revenue decreased by approximately $76.0 million, or 22 percent, to $275.7 million from $351.7 million in fiscal 2001, mainly due to warmer weather and lower gas prices. Weather in New Jersey was 24 percent warmer than both normal and the prior year period.

Wholesale Energy Marketing and Trading revenue decreased by approximately $152.2 million, or 52 percent, to $142.4 million from $294.6 million in fiscal 2001. This decrease was primarily due to the significant decline in natural gas prices during the six-month period ended March 31, 2002 as compared to the prior year. This decrease was partially offset by $4.1 million of revenues from the addition of Virginia Gas.

Retail and Business Services revenue decreased by approximately $3.5 million, or 4 percent, to $86.3 million from $89.8 million in fiscal 2001, due to decreased revenues by NUI Energy of $8.6 million due to the decline in natural gas prices discussed above. This decrease was partially offset by increased revenues by NUI Telecom of $4.2 million due to both customer growth and increased usage, additional revenues of $0.6 million by UBS from customer conversions, and higher revenues by the appliance business of $0.3 million due to improved pricing on customer installations.

Operating Margins. The company's operating margins increased by $7.3 million, or 6 percent, to $139.9 million for the six-month period ended March 31, 2002, as compared to $124.6 million for the six-month period ended March 31, 2001.

The Distribution Services segment decreased $1.9 million, or 2 percent, to $107.5 million from $109.4 million in the prior year. This decrease was due to the warmer weather discussed above, which was partially offset by the base rate increase in Florida during fiscal 2001, increased margins from industrial customers as discussed earlier, and customer growth. As a result of weather normalization clauses, operating margins were approximately $7.9 million and $0.2 million higher in the fiscal 2002 and 2001 periods, respectively, than they otherwise would have been without such clauses.

Operating margins from the company's Wholesale Energy Marketing and Trading segment increased by approximately $6.1 million, or 65 percent, to $15.4 million from $9.3 million in fiscal 2001, as a result of additional margins by VGC of $4.2 million, higher margins by NUI Energy Brokers of $1.4 million due to a higher winning trading percentage in the current year, and increased margins from utility off-system sales of $0.5 million.

The Retail and Business Services segment increased operating margins by approximately $3.0 million, or 51 percent, to $8.9 million from $5.9 million in the prior year. The increase is due to higher margins of $1.0 million by the company's appliance business as a result of increased sales and reductions in the costs of providing services; higher margins by NUI Energy of $0.8 million due to significant customer growth, which was partially offset by reduced natural gas usage by customers; increased margins of $0.6 million by UBS due to increased conversion revenues, which were partially offset by reduced service revenues to two customers; and improved margins of $0.6 million by NUI Telecom due to higher sales volumes.

Other Operating Expenses. Operations and maintenance expenses increased approximately $7.5 million, or 15 percent, to $57.6 million for the six-month period ended March 31, 2002, as compared to $50.1 million for the six-month period ended March 31, 2001. The increase was primarily due to the addition of Virginia Gas, increased employee benefits costs related to medical and pension, and additional expenses incurred to support the company's customer growth.

Depreciation and amortization expense increased approximately $1.2 million primarily due to the addition of Virginia Gas.

Interest Expense. Interest expense decreased approximately $1.1 million, or 9 percent, due to reduced interest rates, and the company's ability to recover interest on its under-recovered gas cost balance as previously noted. These benefits were partially offset by higher levels of average short-term debt during the six-month period ended March 31, 2002 than during the prior year.

Regulatory Matters

On November 1, 2000, the New Jersey Board of Public Utilities (NJBPU) issued an order approving an increase in the New Jersey Purchased Gas Adjustment (PGA) clause by 17.3 percent. The rate increase was effective immediately and resulted in a revenue increase of approximately $47 million annually. In addition, the company was allowed to increase the PGA through a Flexible Pricing Mechanism (FPM), which allowed the company to make additional pricing adjustments on a monthly basis of approximately 2 percent each month between December 2000 and April 2001. Each of these FPM increases resulted in additional revenues of up to $6 million on an annual basis. The increases in the PGA rate were granted to cover the higher costs of natural gas purchases, which had risen from about $2.50 per dekatherm in July 1999 to more than $10.00 per dekatherm in January 2001 (see Liquidity and Capital Resources).

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

In response to the Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a Stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the company to continue offering basic gas supply service through December 2002, when the NJBPU will decide if the gas supply function should be removed from the gas distribution companies and made competitive. As of March 31, 2002, no residential customers in the company's New Jersey service territory have switched to an alternative gas supplier.

On April 16, 2002, Elizabethtown Gas Company filed a request with the NJBPU to increase its base rates by $28.6 million, or about 9 percent, in order to recover the cost of plant additions and increases in operating expenses since its last rate increase over twelve years ago. The requested rate level would provide for an allowed return on equity of 11.75 percent and an overall rate of return of 8.95 percent. Elizabethtown Gas also is seeking changes to its tariff that will enable it to more accurately reflect current weather patterns as well as recover the costs of system improvements without the need for frequent base rate increases. The company also is proposing increases in its service charges to more directly match the cost of providing service to its various classes of customers. It is expected that new base rates would be approved by the NJBPU and take effect in early fiscal 2003.

Liquidity and Capital Resources

The company had net cash provided by operating activities of 30.4 million for the six-month period ended March 31, 2002, compared to net cash used in operating activities of $21.3 million for the same period in the prior year. The change in the six-month period ended March 31, 2002 was primarily due to substantial decreases in fuel inventories and under-recovered gas costs due to the significant decrease in gas costs and improved collection of gas costs from customers in the current year. Included in the cash used by operations for the six-month period ended March 31, 2001, was a significant increase in under-recovered gas costs due to the increase in the price of natural gas experienced during the prior fiscal year. As noted in Regulatory Matters, these under-recovered gas costs are now a component of regulatory assets and will be recovered over a three-year period.

Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions. Due to the large increase in the cost of natural gas last year and the build up of under-recovered gas costs noted earlier, the company has needed to raise capital through the issuance of long-term debt and draw downs of short-term financing under its various lines of credit. On January 31, 2002, the company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, that enables the company to issue various types and combinations of securities, including common stock, preferred stock and debt, from time to time, up to an aggregate of $150 million. The shelf registration will enable NUI to raise funds from the offering of any security covered by the shelf registration statement, as well as any combination thereof, subject to market conditions and the company's capital needs.

The company sold 1.725 million shares of common stock for net proceeds of approximately $37.2 million during March 2002 under the shelf registration statement. The proceeds from the sale were used to pay down short-term debt.

The company also expects to complete certain asset sales during fiscal 2002 (see Capital Expenditures and Commitments- Sale of Valley Cities Gas and Waverly Gas) that will further reduce outstanding debt.

There has been no significant change in long-term debt, capital lease obligations, or operating lease obligations during the three-month period ended March 31, 2002. In addition, the Company does not have any off-balance sheet financing.

Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $199.5 million at 3.5 percent for the six-month period ended March 31, 2002, and $138.3 million at 6.4 percent for the six-month period ended March 31, 2001. At March 31, 2002, the company had outstanding notes payable to banks amounting to $143.0 million and available unused lines of credit amounting to $98.0 million. Notes payable to banks decreased as of March 31, 2002, as compared to the balance outstanding at September 30, 2001, primarily due the receipt of the proceeds from the equity offering discussed above.

Long-Term Debt and Funds for Construction Held by Trustee. On August 20, 2001, the company issued $60 million of Senior Notes with interest rates ranging from 6.60 percent to 7.29 percent. The proceeds were used to repay short-term indebtedness, which was used in part to acquire Virginia Gas and TIC.

The company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of March 31, 2002, the total unexpended portions of all of the company's Gas Facilities Revenue Bonds were $0.7 million and are classified on the company's Consolidated Balance Sheet, including $5.9 million of interest earned thereon, as Funds for Construction Held by Trustee.

Common Stock. The company periodically issues shares of common stock in connection with NUI Direct, the company's dividend reinvestment and stock purchase plan, and various employee benefit plans. From time to time, the company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes. As noted above, the company sold 1.725 million shares of its common stock for approximately $37.2 million in March 2002.

The company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the company is permitted to pay approximately $71.9 million of cash dividends at March 31, 2002.

Assets and Liabilities Held for Sale. The company will complete the sale of its Valley Cities Gas and Waverly Gas divisions following regulatory approval (see Capital Expenditures and Commitments- Sale of Valley Cites Gas and Waverly Gas) and is actively seeking a buyer for its TIC Enterprises subsidiary. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, the company has classified the assets and liabilities of these entities as Held for Sale on the Consolidated Balance Sheet at March 31, 2002 (see Note 8 to the Notes to the Consolidated Financial Statements).

Capital Expenditures and Commitments

Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $27.9 million for the six-month period ended March 31, 2002 as compared to $20.9 million for the six-month period ended March 31, 2001. Capital expenditures are expected to be approximately $55 million for all of fiscal 2002, as compared with a total of $60.5 million in fiscal 2001. The remaining capital expenditure budget for fiscal 2002 will be used primarily for the continued expansion and upkeep of the company's natural gas distribution system, as well as certain technology projects.

Environmental. The company owns or previously owned six former manufactured gas plant (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the company's most recent assessment, the company has recorded a total reserve for environmental investigation and remediation costs of approximately $32.3 million, which is the probable minimum amount that the company expects it will expend in the next 5-20 years to remediate the company's MGP sites. Of this reserve, approximately $28.4 million relates to New Jersey MGP sites and approximately $3.9 million relates to the MGP sites located outside New Jersey. The company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the company is currently recovering environmental costs in rates over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1.0 million in environmental costs incurred between July 1, 2000, and June 30, 2001, is currently pending NJBPU approval. With respect to costs that may be associated with the MGP sites located outside the state of New Jersey, the company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $64 million annually. The company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the company. Management believes the outcome of these actions will not have a material effect on the company's results. The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Long-term Debt. The company is scheduled to repay $20 million of Medium-Term Notes in August 2002. This amount has been included in current liabilities at March 31, 2002.

Sale of Valley Cities Gas and Waverly Gas. On October 5, 2000, the company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. C&T will pay up to an additional $3 million to the company should certain post closing revenue targets be achieved. The transaction is expected to close on or about June 30, 2002, after all regulatory approvals have been obtained. For the six months ended March 31, 2002, VCW generated $2.1 million of operating revenues, $1.0 million of operating margin and $0.7 million of operating income. The operating results of VCW have been classified as discontinued operations in the Consolidated Statement of Income at March 31, 2002 (see Note 8 to the Notes to the Consolidated Financial Statements).

The assets and liabilities of VCW have been classified as held for sale on the Consolidated Balance Sheet at March 31, 2002. The cash flows of VCW have been included in investing activities on the Consolidated Statement of Cash flows at March 31, 2002.

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUI's Virginia Gas subsidiary and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC. Upon approval by necessary regulatory agencies, NUI Virginia Gas will contribute certain storage assets to the limited liability company valued at approximately $16 million. DEGT will contribute $16 million of capital required to expand the facility for its intended purpose.

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

On October 26, 2001, the Joint Venture filed a certification application with the Virginia State Corporation Commission. A public hearing was held in this matter on February 20, 2002 and the Joint Venture is awaiting the Hearing Examiner's report.

On January 24, 2002, Cargill, Inc. filed a complaint with the Federal Regulatory Energy Commission (FERC), alleging that the appropriate regulatory authority for the Joint Venture would be FERC. In its complaint, Cargill, Inc. asked FERC to issue an order to cease and desist all activities of the Joint Venture. On April 11, 2002, FERC issued an order denying Cargill's complaint, and found that the Joint Venture will be exempt from FERC's jurisdiction under the Natural Gas Act.

Development of Trading Hubs. The company's wholesale trading subsidiary, NUI Energy Brokers (NUIEB), has acquired options on the land and mineral rights for property located in Richton, Perry County, Mississippi, that the company plans to develop into a natural gas storage facility to help serve the Southeast United States. NUIEB plans to develop a three-well salt dome storage facility in Richton that would have a working gas capacity of approximately 10 billion cubic feet.

The first well and a 14-mile pipeline to Destin is tentatively scheduled to be operational by the end of the third quarter of 2003. Implementation of this development plan is dependent on favorable results from testing and other operational issues that are currently under consideration by the company.

The benefits of the Richton site to customers and NUIEB are: (1) its proximity to a number of major interstate pipelines, including Destin Pipeline and its connections to Williams Gas Pipeline-Transco, Florida Gas Transmission, Gulf South Pipeline, Tennessee Natural Gas, Southern Natural Gas and Gulfstream Pipeline; and (2) the quick-fill, quick-withdrawal capabilities offered by salt dome storage.

NUI Telecom. Agreement to Acquire Assets of Norcom, Inc. On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom, Inc. (Norcom), including 4,000 customer accounts, for approximately $5 million, subject to post-closing adjustments, which is to be paid in NUI common stock. The closing will take place after regulatory approvals have been received in five states. Norcom is a provider of telecommunications services in the Northeast and Southeast regions of the United States and its customer accounts will be combined with the company's NUI Telecom subsidiary. The agreement provides that NUI Telecom would assume management control of the business of Norcom effective March 1, 2002. Accordingly, the revenues and expenses of Norcom have been consolidated as of that date.

The number of shares of NUI common stock to be issued will be determined by dividing the total purchase price by the average closing price of NUI's common stock for the first 20 of the 25 consecutive trading days immediately preceding the date regulatory approval is deemed effective by the Public Service Commission in the State of Maine.

Agreement to Acquire Assets of Norcom Agency Sales, Inc. On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom Agency Sales, Inc. The agreement provides for the company to pay the seller a multiple of total sales to new customers obtained by Norcom Agency Sales as agent for NUI Telecom during the period April 1, 2002, through October 31, 2003. The multiple to be paid will be determined based on the actual new customer revenues generated by Norcom Agency Sales for the month of October 2003, and is subject to post closing adjustments.

The purchase price will be paid in NUI common stock. The number of shares of NUI common stock to be issued will be determined by dividing the total purchase price by the average closing price of NUI's common stock for the first 20 of the 25 consecutive trading days immediately preceding October 31, 2003. The company expects to close on this transaction in February 2004.

Other. NUI Telecom is executing its growth strategy through both organic growth and acquisitions. The first of these acquisitions, Norcom, Inc., is expected to close during fiscal 2002, and other similar transactions are under negotiation. These are acquisitions of customer relationships that are typically based on providing one product or service, that will allow NUI Telecom to offer their full suite of telecommunications products and services to these new customers, which is expected to further enhance operating margins. In addition, NUI Telecom has also leased capacity on a switch partition between New York City and London, England. This switch partition provides NUI Telecom access to the wholesale telecommunications market on a domestic and international basis providing for sales of minutes to large customers, and provides opportunities to enhance service capabilities to its existing customers.

Market Risk Exposure

NUIEB uses derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to take advantage of market information and opportunities in the marketplace, and iii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins. These derivative instruments include forwards, futures, options and swaps. NUIEB accounts for its trading activities by marking-to-market all trading positions and calculating its value-at-risk on a daily basis. The majority of NUIEB's positions are short-term in nature (up to 2 years) and can be readily valued using New York Mercantile Exchange settlement prices. NUIEB accounts for its basis trading activities using values derived from several well established, third-party organizations, such as Platts' Inside FERC and Gas Daily. There have been no changes in valuation techniques or assumptions during the six-month period ended March 31, 2002.

The risk associated with uncovered derivative positions is closely monitored on a daily basis, and controlled in accordance with NUIEB's Risk Management Policy. This policy has been approved by the company's Board of Directors and dictates policies and procedures for all trading activities. The policy defines both value-at-risk (VaR) and loss limits, and all traders are required to read and follow this policy. At the end of each day, all trading positions are marked-to-market and a VaR is calculated. This information, as well as the status of all limits, is disseminated to senior management daily.

The following schedule summarizes the changes in derivative assets and liabilities for the six-month period ended March 31, 2002 (in thousands):

Derivative assets at September 30, 2001	$27,973
Derivative liabilities at September 30, 2001	(19,994)
Fair value of contracts outstanding at September 30, 2001		$7,979

Contracts realized or settled during the period		(6,137)
Fair value of new contracts entered into during the period		12,145
Changes in fair value attributable to market pricing		14,210

Derivative assets at March 31, 2002	$35,531
Derivative liabilities at March 31, 2002	(7,334)
Fair value of contracts outstanding at March 31, 2002		$28,197
		=====

NUIEB utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, as of March 31, 2002, NUI Energy Brokers' VaR was $98,000.

Forward-Looking Statements

This document contains forward-looking statements. These statements are based on management's current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions; weather fluctuations; regulatory changes; competition from other providers of similar products; the market for telecommunications equipment and services; interest rate changes; and other uncertainties, all of which are difficult to predict and many of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," "will," and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders

The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 2002.

The Annual Meeting of Shareholders of NUI Corporation was held on January 22, 2002. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees. At the meeting, the shareholders approved an amendment and restatement the company's stock option, stock award, and incentive plan; elected directors; and ratified the appointment of independent public accountants.
The total votes were as follows:
			Against or
		For	Withhold	Abstain

(1)	Election of directors to serve for three-year terms:
	Dr. Vera King Farris	12,098,706	683,306
	J. Russell Hawkins	12,108,847	673,165

(2)	Approval of the NUI Corporation Stock Option, Stock Award, and Incentive Plan as amended and Restated	7,403,189	2,282,947	130,853

(3)	Ratification of the appointment of Arthur Andersen LLP as independent public accountants	11,735,378	988,618	58,013

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

           None

(b)  Reports on Form 8-K

(1)      On January 31, 2002, the company filed a current report on Form 8-K, Item 5, Other Events, which provides its first quarter of fiscal 2002 earnings report and details of a new credit agreement with a syndicate of banks which provides for a financing commitment of up to $80 million through December 18, 2002; and Item 7, Exhibits, which provides a copy of the credit agreement noted in Item 5.

(2)       On March 20, 2002, the company filed a current report on Form 8-K, Item 5, Other Events, which discloses the company entered into an underwriting agreement dated March 14, 2002, with the underwrites named therein to sell 1,725,000 shares of common stock under its registration statement on Form S-3 (File No. 333-81868); and Item 7, Exhibits, which provides a copy of the underwriting agreement noted in Item 5 and an opinion of Pitney, Hardin, Kipp & Szuch LLP related to the sale.

(3)       On May 10, 2002, the company filed a current report on Form 8-K, Item 4, Changes in Registrant's Certifying Accountants, which discloses the company terminated its relationship with its independent public accountants, Arthur Andersen LLP. No reportable events described under Item 3(a) (1) (v) of Regulation S-K occurred during the company's two most recent fiscal years, or during any subsequent interim period through May 10, 2002. A copy of a letter from Arthur Andersen LLP confirming its agreement with these disclosures was attached as an exhibit with the report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NUI CORPORATION
May 14, 2002	JOHN KEAN, JR. President and Chief Executive Officer
May 14, 2002	A. MARK ABRAMOVIC Sr. Vice President, Chief Operating Officer & Chief Financial Officer