Form 10-Q
period 2002-06-30
NUI CORP /NJ/
filed 2002-08-14
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

         X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2002: Common Stock, No Par Value: 15,763,049 shares outstanding.

In accordance with the Temporary Final Rule relating to "Requirements for Arthur Andersen LLP Auditing Clients" dated March 18, 2002, the company's March 31, 2002 Form 10-Q was filed on May 14, 2002, with unaudited financial statements that had not been reviewed by an independent accountant in accordance with Rule 10-01(d). Under this temporary rule, the company had sixty (60) days from May 14, 2002 to engage another independent accountant to perform a review of those unaudited financial statements. Under the terms of this Temporary Final Rule, the company's new independent public accountants, PricewaterhouseCoopers LLP, completed a review of the March 31, 2002 financial statements and no changes requiring an amendment to the company's previously filed Form 10-Q were necessary.

__________________________________________________________________________________________

NUI Corporation and Subsidiaries

Consolidated Statement of Income (Unaudited)

(Dollars in thousands, except per share amounts)
	Three Months Ended June 30		Nine Months Ended June 30
	2002	2001	2002	2001

Operating Margins
Operating revenues	$191,345	$222,637	$691,116	$940,504
Less - Purchased gas and fuel	139,097	166,039	488,159	746,270
Cost of sales and services	8,723	6,115	22,389	14,790
Energy taxes	2,007	2,459	9,101	11,249
	41,518	48,024	171,467	168,195

Other Operating Expenses
Operations and maintenance	30,247	29,552	87,498	77,859
Restructuring costs	---	---	1,203	---
Depreciation and amortization	8,467	7,621	23,919	21,830
Taxes, other than income taxes	2,233	1,875	6,221	5,697
	40,947	39,048	118,841	105,386

Operating Income	571	8,976	52,626	62,809

Other Income and Expense, Net	(347)	556	142	1,278

Income from Continuing Operations before Interest and Taxes	224	9,532	52,768	64,087

Interest expense	4,597	5,503	15,149	17,008

Income (loss) from Continuing Operations before Income Taxes	(4,373)	4,029	37,619	47,079

Income taxes	(1,767)	1,365	15,414	19,188

Income (loss) from Continuing Operations before Effect of Change in Accounting	(2,606)	2,664	22,205	27,891

Discontinued Operations
Loss from discontinued operations	(12,151)	(3,246)	(14,471)	(6,262)
Income tax benefit	(4,366)	(1,243)	(5,248)	(2,198)
Loss from Discontinued Operations	(7,785)	(2,003)	(9,223)	(4,064)

Income (loss) before Effect of Change in Accounting	(10,391)	661	12,982	23,827

Effect of change in accounting (net of tax benefit of $11,501)	---	---	(21,359)	---

Net Income (Loss)	$(10,391)	$661	$(8,377)	$23,827
	=======	======	=======	======
Income (Loss) from Continuing Operations Per Share of Common Stock	$(0.17)	$0.19	$1.52	$2.11
	======	======	======	======
Net Income (Loss) Per Share of Common Stock	$(0.66)	$0.05	$(0.57)	$1.80
	======	======	======	=====
Dividends Per Share of Common Stock	$0.245	$0.245	$0.735	$0.735
	======	=====	=====	=====
Weighted Average Number of Shares of Common Stock Outstanding	15,758,326	13,739,237	14,632,307	13,221,829
	========	========	========	========

See the notes to the consolidated financial statements

NUI Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands)
	June 30, 2002 (Unaudited)	September 30, 2001
ASSETS
Current Assets
Cash and cash equivalents	$3,359	$3,274
Accounts receivable (less allowance for doubtful accounts of
$2,201 and $2,103, respectively)	111,615	87,700
Fuel inventories, at average cost	20,125	54,776
Unrecovered purchased gas costs	25,283	10,096
Derivative assets	23,036	27,973
Federal income taxes receivable	1,711	17,077
Prepayments and other	66,242	84,577
	251,371	285,473

Property, Plant and Equipment
Property, plant and equipment, at original cost	940,150	896,013
Accumulated depreciation and amortization	(299,680)	(283,507)
Unamortized plant acquisition adjustments	22,211	23,154
	662,681	635,660

Funds for Construction Held by Trustee	3,853	12,570
Other Investments	216	5,095
Assets Held for Sale	44,365	77,527

Other Assets
Regulatory assets	74,779	105,726
Goodwill	16,523	29,663
Deferred charges and other assets	16,056	19,086
	107,358	154,475
	$1,069,844	$1,170,800
	========	========
CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$125,560	$184,610
Notes payable	3,000	3,000
Current portion of long-term debt and capital lease obligations	21,798	22,102
Accounts payable, customer deposits and accrued liabilities	122,960	150,996
Derivative liabilities	961	19,994
State income and other taxes	10,948	8,189
	285,227	388,891

Other Liabilities
Capital lease obligations	3,143	3,188
Deferred Federal income taxes	87,736	105,628
Liabilities held for sale	4,907	4,819
Unamortized investment tax credits	4,058	4,387
Environmental remediation reserve	31,475	31,929
Regulatory and other liabilities	34,974	33,824
	166,293	183,775

Capitalization
Common shareholders' equity	309,308	289,145
Long-term debt	309,016	308,989
	618,324	598,134
	$1,069,844	$1,170,800
	========	=========

See the notes to the consolidated financial statements

NUI Corporation and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)
	Nine Months Ended June 30,
	2002	2001

Operating Activities
Net income (loss)	$(8,377)	$23,827
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	25,782	24,365
Deferred Federal income taxes	(17,707)	6,353
Amortization of deferred investment tax credits	(329)	(328)
Cumulative effect of change in accounting	32,860	---
Derivative assets and liabilities	(1,609)	(20,135)
Other	26,507	16,676
Effect of changes in:
Accounts receivable, net	(23,781)	11,414
Fuel inventories	34,651	1,560
Accounts payable, deposits and accruals	(28,098)	(15,315)
Over (under) recovered purchased gas costs	(3,546)	(43,218)
Other	17,713	(18,405)
Net cash provided by (used in) operating activities	54,066	(13,206)

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	37,462	417
Dividends to shareholders	(10,722)	(9,777)
Notes Receivable from Virginia Gas	---	(13,000)
Funds for construction held by trustee, net	8,866	14,122
Principal payments under capital lease obligations	(1,530)	(1,332)
Net short-term (repayments) borrowings	(57,199)	73,705
Net cash (used in) provided by financing activities	(23,123)	64,135

Investing Activities
Cash expenditures for utility plant	(43,630)	(30,266)
Sales of subsidiaries	4,099	---
Acquisitions, net of cash acquired	(666)	(12,794)
Change in assets and liabilities held for sale	9,865	(3,349)
Other	(526)	(1,064)
Net cash used in investing activities	(30,858)	(47,473)

Net increase in cash and cash equivalents	$85	$3,456
	====	=====
Cash and Cash Equivalents
At beginning of period	$3,274	$3,515
At end of period	$3,359	$6,971

Supplemental Disclosures of Cash Flows
Income taxes paid (refunded), net	$(3,735)	$3,865
Interest paid	$16,862	$20,832

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

As discussed in Note 8, at June 30, 2002, the company has classified the results of North Carolina Gas, Valley Cities Gas, Waverly Gas and certain product lines of TIC Enterprises as Discontinued Operations in the Consolidated Statement of Income. The assets and liabilities of these subsidiaries have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheet.

The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. With the exception of the adjustment to record the effect of a change in accounting discussed in Note 6, discontinued operations discussed in Note 8, and the restructuring charges discussed in Note 9, all adjustments made were of a normal recurring nature. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

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

2. Common Shareholders' Equity

The components of common shareholders'' equity were as follows (dollars in thousands):
	June 30, 2002	September 30, 2001

Common stock, no par value	$284,953	$240,680
Shares held in treasury	(4,384)	(2,246)
Retained earnings	35,903	55,002
Unearned employee compensation	(7,164)	(4,291)
Total common shareholders' equity	$309,308	$289,145
	=======	========

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

The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of VGC was approximately $8.1 million. Until October 1, 2001, this goodwill was being amortized on a straight-line basis over a 30-year period (see Note 6).

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

On October 11, 2001, the company sold the capital stock of Virginia Gas Propane Company, a subsidiary of VGC, to Heritage Holdings, Inc. The sales price was approximately $3.8 million.

On March 1, 2002, the company sold the capital stock of Virginia Gas Exploration Company and Virginia Gas Marketing, subsidiaries of VGC, to Appalachian Energy, Inc. The sales price was approximately $0.8 million.

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

In March 2002, the company approved a plan to sell TIC. Subsequently, the company decided to retain the network services and wireless product lines (see Note 8).

5. Note Payable

Under terms of an LLC Interest Purchase Agreement dated May 8, 2001, notes payable represents amounts owed to the former 51 percent owner of TIC Enterprises, LLC under a convertible subordinated unsecured promissory note by TIC issued in conjunction with the company's acquisition of the remaining equity interest of TIC on May 15, 2001. The note, which bears interest at 7 percent per annum, was payable on the maturity date of January 2, 2002. Under the terms of the note, should the note not be paid at the maturity date, the former owner of TIC had the option to convert the note into limited liability membership units representing 100 percent of the fully diluted equity of TIC (the Conversion Option). Should the former owner of TIC exercise the Conversion Option, in exchange for the 100 percent ownership of TIC, the former owner would have to pay NUI in excess of $20 million.

On January 11, 2002, TIC notified the former owner that it has offsetting claims against the note obligation under the LLC Interest Purchase Agreement. As of August 13, 2002, TIC has not paid the note, and the former owner's right to exercise the Conversion Option has expired.

On April 4, 2002, the former owner of TIC filed suit against NUI and TIC to collect on the note. The company is vigorously defending this claim against the former owner and is unable to assess the outcome of the litigation at this time. The impact of this litigation will not have a material negative impact on NUI, as the full amount of the original note payable is recorded on the Consolidated Balance Sheet at June 30, 2002.

6. Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The carrying value of goodwill for each of the company's subsidiaries is no longer subject to amortization, but must be tested for impairment annually or earlier under certain circumstances. Implementation of this accounting pronouncement required the company to perform a fair value assessment to determine if the fair value of its subsidiaries with goodwill exceeded their carrying amounts. The company has completed its fair value assessment of the subsidiaries that meet the requirements of SFAS 142. Using the present value of expected future cash flows to determine the fair value of TIC, the company recognized a transitional goodwill impairment loss of approximately $32.9 million related to the carrying value of the goodwill for its TIC subsidiary. A goodwill impairment adjustment for the fair market valuations of NUI Telecom and VGC was not necessary.

The changes in the carrying amount of goodwill (net of amortization) for the nine months ended June 30, 2002, are as follows (in thousands):
	NUI Telecom	NUI Virginia Gas	TIC Enterprises	Total

Balance as of September 30, 2001	$4,982	$5,551	$38,261	$48,794
Reclassification to intangible assets	---	(2,200)	(159)	(2,359)
Additional goodwill during the period (net)	---	4,705	1,728	6,433
Transitional impairment loss	---	---	(32,860)	(32,860)
Amount written-off in discontinued operations	---	---	(3,485)	(3,485)
Balance as of June 30, 2002	$4,982	$8,056	$3,485	$16,523
	=====	====	=====	=====

As discussed in Note 8- Discontinued Operations, approximately $19.1 million of the goodwill of TIC Enterprises was reclassified to Assets Held for Sale in the Consolidated Balance Sheet at September 30, 2001.

The following table sets forth the effect of SFAS 142 for the three-month periods ended June 30 (in thousands, except per share amounts):

	2002	2001	2000

Reported net income (loss)	$(10,391)	$661	$1,464
Add back: Goodwill amortization	---	375	257
Adjusted net income (loss)	$(10,391)	$1,036	$1,721
	=======	=====	=====
Basic and Diluted Earnings per Share:
Reported net income (loss)	$(0.66)	$0.05	$0.11
Goodwill amortization	---	0.03	0.02
Adjusted net income (loss)	$(0.66)	$0.08	$0.13
	=====	=====	=====

The following table sets forth the effect of SFAS 142 for the nine-month periods ended June 30 (in thousands, except per share amounts):

	2002	2001	2000

Reported net income (loss)	$(8,377)	$23,827	$26,818
Add back: Transitional impairment loss (net of tax)	21,359	---	---
Add back: Goodwill amortization	101	948	772
Adjusted net income	$13,083	$24,775	$27,590
	=====	======	======
Basic Earnings per Share:
Reported net income (loss)	$(0.57)	$1.80	$2.08
Transitional impairment loss	1.46	---	---
Goodwill amortization	0.01	0.07	0.06
Adjusted net income	$0.90	$1.87	$2.14
	=====	======	======
Diluted Earnings per Share:
Reported net income (loss)	$(0.57)	$1.80	$2.08
Transitional impairment loss	1.45	---	---
Goodwill amortization	0.01	0.07	0.06
Adjusted net income	$0.89	$1.87	$2.14
	=====	======	======

7. Acquired Intangible Assets

The company has $2.1 million of development rights from its acquisition of Virginia Gas, net of $55,000 of accumulated amortization, that have been classified as acquired intangible assets and included in Deferred Charges and Other Assets on the Consolidated Balance Sheet at June 30, 2002

The aggregate amortization for the nine-months ended June 30, 2002, was $55,000. Estimated annual amortization is $73,333 for each fiscal year through September 30, 2006.

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

On October 5, 2000, the company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. The transaction is expected to close on or about September 30, 2002, after all regulatory approvals have been obtained. VCW generated operating revenues of $2.2 million and $2.4 million for the three months ended June 30, 2002, and 2001, respectively. VCW generated operating revenues of $8.1 million and $10.5 million for the nine months ended June 30, 2002, and 2001, respectively. VCW had assets of $15.7 million and liabilities of $0.9 million that have been classified as held for sale as of June 30, 2002.

On May 15, 2002, the company agreed to sell the assets of its North Carolina Gas utility division (NC) to Piedmont Natural Gas of North Carolina for approximately $26 million. The transaction is expected to close on or about December 31, 2002, after all regulatory approvals have been obtained. NC generated operating revenues of $2.5 million for each of the three-month periods ended June 30, 2002, and 2001. NC generated operating revenues of $11.7 million and $20.9 million for the nine months ended June 30, 2002, and 2001, respectively. NC had assets of $26.1 million and liabilities of $3.8 million that have been classified as held for sale as of June 30, 2002.

In March 2002, the company approved a plan to sell its TIC Enterprises subsidiary, at which time the Company began to actively seek a buyer. During the third quarter of fiscal 2002, TIC continued to incur operating losses primarily as a result of the economy, the marketplace for telephone equipment and various operational issues with the United States Postal Service (USPS) product lines. In June 2002, the company decided to retain TIC's profitable wireless and network service product lines and continued to seek a buyer for the telephone equipment and USPS product lines. In accordance with SFAS 144, the net assets of the wireless and network services product lines were reclassified back to assets held and used in June 2002, and are now under the management of NUI Telecom. The net assets of the remaining two product lines continued to be classified as held for sale at June 30, 2002. The company did not receive any acceptable offers and NUI announced on July 16, 2002, that it has ceased the operations of its telephone and USPS product lines, and TIC has notified the USPS accordingly.

TIC's discontinued product lines generated operating revenues of $0.8 million and $3.2 million for the three months ended June 30, 2002, and 2001, respectively. TIC's discontinued product lines generated operating revenues of $7.6 million and $3.2 million for and nine-month periods ended June 30, 2002, and 2001, respectively. In addition, NUI recognized a charge of $8.0 million to write-down the net assets of these two product lines to their fair value. This charge included the write-off of approximately $3.5 million of goodwill allocated to these product lines. NUI expects to record additional charges such as severance and related charges of approximately $1.0 million related to the shut down of these two operations in the fourth quarter of fiscal 2002. TIC's discontinued product lines had assets of $2.6 million and liabilities of $0.1 million that have been classified as held for sale as of June 30, 2002. Prior to the acquisition of TIC on May 15, 2001, the company recorded pre-tax equity losses of $0.8 million and $5.9 million for the three and nine-month periods ended June 30, 2001, respectively.

9. Restructuring Charges

In December 2001, the company commenced a reorganization effort that resulted in workforce reductions. The reorganization efforts resulted in accounting charges of approximately $1.2 million, primarily relating to severance costs. The company has paid approximately $0.4 million of severance costs and $0.2 million of other expenses related to the reorganization. At June 30, 2002, the company has a remaining accrual of $0.6 million related to this charge, which are expected to be paid out by December 31, 2002.

10. Earnings per Share

The following table summarizes the company's basic and diluted earnings per share calculations (amounts are in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Income (loss) from continuing operations	$(2,606)	$2,664	$22,205	$27,891
Loss from discontinued operations	(7,785)	(2,003)	(9,223)	(4,064)
Effect of change in accounting	---	---	(21,359)	---
Net income (loss)	$(10,391)	$ 661	$(8,377)	$23,827
	=====	======	=====	======
Weighted Average Shares Outstanding	15,758	13,739	14,632	13,222
Dilutive shares:
Stock options	5	---	2	---
Issuable for acquisitions	201	---	89	---
Weighted Average Equivalent Shares	15,964	13,739	14,723	13,222

Basic Earnings (loss) per Share:
Income (loss) from continuing operations	$(0.17)	$0.19	$1.52	$2.11
Loss from discontinued operations	(0.49)	(0.14)	(0.63)	(0.31)
Effect of change in accounting	---	---	(1.46)	---
Net income (loss)	$(0.66)	$0.05	$(0.57)	$1.80
	=====	=====	======	======
Diluted Earnings (loss) per Share:
Income (loss) from continuing operations	$(0.17)	$0.19	$1.51	$2.11
Loss from discontinued operations	(0.49)	(0.14)	(0.63)	(0.31)
Effect of change in accounting	---	---	(1.45)	---
Net income (loss)	$(0.66)	$0.05	$(0.57)	$1.80

11. Contingencies

Environmental Matters. The company is subject to federal and state laws with respect to water and air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (EPA), the New Jersey Department of Environmental Protection (NJDEP) and other federal and state agencies.

The company owns, or previously owned, certain properties on which manufactured gas plants (MGP) were operated by the company or by other parties in the past. In New Jersey, the company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (NJBPU) and is currently conducting remedial activities at all six sites with oversight from the NJDEP. The company also owns, or previously owned, 10 former MGP facilities located in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the most recent assessment, the company has recorded a total reserve for environmental investigation and remediation costs of approximately $31.5 million, which is the probable minimum amount that the Company expects to expend during the next 5-20 years (an additional $0.6 million has been reclassified to Liabilities Held for Sale at June 30, 2002). Of this reserve, approximately $28.2 million relates to the six New Jersey MGP sites and approximately $3.3 million relates to the nine sites located outside New Jersey.

The company's prudently incurred remediation costs for the New Jersey MGP sites have been authorized by the NJBPU to be recoverable in rates over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1.7 million in environmental costs incurred between July 1, 2000, and June 30, 2002, is currently pending NJBPU approval. Accordingly, the company has recorded a regulatory asset of approximately $34.4 million as of June 30, 2002, reflecting the future recovery of both incurred costs and future environmental remediation liabilities related to New Jersey MGP sites. The company has also been successful in recovering a portion of MGP remediation costs incurred for the New Jersey sites from the company's insurance carriers and continues to pursue additional recovery. Any amounts recovered from insurance carriers would reduce the amount of recorded regulatory assets. With respect to costs associated with the remaining MGP sites located outside New Jersey, the company intends to pursue recovery from ratepayers, former owners and operators, and insurance carriers, although the company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $64 million annually. The company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the forthcoming unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the company. Management believes the outcome of these actions will not have a material effect on the company's results. The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Other. The company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

12. New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement establishes accounting standards for recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The company will implement this statement on October 1, 2002, and does not expect the adoption of this statement to have a material impact on net income.

In June 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03). The purpose of EITF 02-03 is to address certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged (i.e., whether there is any profit at inception), and (c) additional disclosure requirements for energy trading activities. The Task Force reached a final consensus related to issue (a) above that mark-to-market gains and losses on energy trading contracts (whether realized or unrealized and whether financially or physically settled) must be shown net in the income statement and that disclosures of energy trading activities be expanded. The Task Force has not yet ruled on the other issues.

EITF 02-03 is effective for periods ending after July 15, 2002, with reclassification of prior period amounts required. As a result of the EITF's final consensus on issue (a) above, NUI Energy Brokers (NUIEB) must record the margins it earns on its trading activities, whether physical or financial, as operating revenues. Through June 30, 2002, NUIEB included both the cost of purchased gas and the operating margin earned on all of its physical energy transactions (physical volumes of gas bought and sold to third parties) in operating revenues and classified the cost of that gas as a component of Purchased Gas and Fuel on the Consolidated Statement of Income. Historically, NUIEB has recorded only the operating margin component for all of its financial trades (futures, options, swaps) and has classified these amounts as a component of purchased gas costs on the Consolidated Income Statement. Under EITF 02-03, this will have no net effect on these transactions other than to reclassify them to operating revenues rather than purchased gas costs. The company expects that this issue will reduce previously reported revenues and purchased gas costs for NUIEB by approximately $85.7 million and $91.4 million for the three-month periods ended June 30, 2002, and 2001, respectively, and by approximately $242.5 million and $402.0 million for the nine-month periods ended June 30, 2002, and 2001, respectively. The company is evaluating the impact, if any, EITF 02-03 would have on its NUI Energy subsidiary.

13. Business Segment Information

The company's operations are organized and managed as three primary segments: Distribution Services, Wholesale Energy Marketing and Trading and Retail and Business Services. The Distribution Services segment distributes natural gas in seven states through the company's regulated utility operations. The Wholesale Energy Marketing and Trading segment reflects the operations of the company's NUI Energy Brokers and VGC subsidiaries (excluding Virginia Gas Distribution Company), as well as off-system sales made by NUI Energy Brokers on behalf of the utility operations. The Retail and Business Services segment reflects the operations of the company's NUI Energy, UBS, and NUI Telecom subsidiaries, as well as appliance leasing, repair and maintenance operations. The results of North Carolina Gas, Valley Cities Gas, Waverly Gas, and the product lines of TIC Enterprises that are being closed have been classified as discontinued operations. The company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the company for the three-month and nine-month periods ended June 30, 2002 and 2001. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.
	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2002	2001	2002	2001
Revenues:
Distribution Services	$72,941	$99,767	$354,793	$459,544
Wholesale Energy Marketing and Trading	111,018	129,779	323,653	510,898
Retail and Business Services	44,753	42,837	146,547	138,104
Intersegment Revenues	(32,040)	(41,643)	(106,482)	(133,540)
Total Revenues	$196,672	$230,740	$718,511	$975,006
	=======	=======	=======	=======
Pre-Tax Operating Income (Loss):
Distribution Services	$1,293	$1,949	$50,829	$54,090
Wholesale Energy Marketing and Trading	758	4,933	10,145	11,614
Retail and Business Services	(12,451)	1,441	(17,205)	489
Total Pre-Tax Operating Income	$(10,400)	$8,323	$43,769	$66,193

A reconciliation of the company's segment revenues and pre-tax operating income to amounts reported on the consolidated financial statements is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2002	2001	2002	2001

Segment Revenues	$196,672	$230,740	$718,511	$975,006
Discontinued operations	(5,327)	(8,103)	(27,395)	(34,502)
Total Revenues reported	$191,345	$222,637	$691,116	$940,504
	========	=======	========	=======
Segment Pre-Tax Operating Income (Loss)	$(10,400)	$8,323	$43,769	$66,193
Non-segment pre-tax operating loss	(981)	(968)	(3,765)	(1,277)
Loss (income) from discontinued operations	11,605	2,177	12,764	(829)
Pre-Tax Operating Income reported	$ 224	$9,532	$52,768	$64,087
	=====	=====	======	=====

NUI Corporation and Subsidiaries

Summary Consolidated Operating Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$36,914	$50,131	$205,832	$242,352
Commercial	10,811	19,236	73,482	104,109
Industrial	1,855	1,870	7,322	10,817
Interruptible Sales	11,751	18,836	29,712	68,539
Unregulated Sales	104,362	113,207	308,668	478,051
Transportation Services	11,033	9,035	37,119	32,135
Customer Service, Appliance Leasing and Other	19,946	18,425	56,376	39,003
Total Revenues	196,672	230,740	718,511	975,006
Less: Discontinued Operations	(5,327)	(8,103)	(27,395)	(34,502)
Operating Revenues from Continuing Operations	$191,345	$222,637	$691,116	$940,504
	=======	=======	=======	=======
Gas Sold or Transported (MMcf)
Firm Sales:
Residential	3,299	3,891	19,254	23,056
Commercial	1,228	1,841	7,801	10,627
Industrial	221	78	908	1,072
Interruptible Sales	2,598	3,207	7,689	9,866
Unregulated Sales	28,642	22,836	86,135	74,687
Transportation Services	9,343	8,282	30,365	27,520
	45,331	40,135	152,152	146,828
	======	======	======	======
Average Utility Customers Served
Firm Sales:
Residential	357,453	354,129	357,108	353,916
Commercial	24,180	23,891	24,117	23,885
Industrial	264	250	264	260
Interruptible Sales	39	38	40	44
Transportation	4,016	3,457	4,052	3,681
	386,952	381,765	385,581	381,786
	=======	=======	=======	=======
Degree Days in New Jersey
Actual	537	485	3,960	4,971
Normal	566	568	5,093	5,101
Percentage variance from normal	5% warmer	15% warmer	22% warmer	3% warmer

Employees (period end)			1,415	1,750

NUI Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of NUI Corporation included elsewhere herein and with the company's Form 10-K for the year ended September 30, 2001.

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

As of June 30, 2002, the company has classified North Carolina Gas, Valley Cities Gas, Waverly Gas, and certain product lines of TIC as discontinued operations (see Note 8 of the Notes to the Consolidated Financial Statements).

Results of Operations

Three-Month Periods Ended June 30, 2002 and 2001

Net Income (Loss). Net loss for the three-month period ended June 30, 2002, was $10.4 million, or $0.66 per share, as compared with net income of $0.7 million, or $0.05 per share, for the three-month period ended June 30, 2001. The decrease was primarily due to losses incurred by TIC (see Note 8 to the Notes to the Consolidated Financial Statements), as well as a non-cash pre-tax charge of approximately $8.0 million to write-down the net assets of these two product lines to their fair value. As discussed in Note 8 to the Notes to the Consolidated Financial Statements, NUI adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and accordingly has classified the operating results of its entities being held for sale as discontinued operations. Net loss from continuing operations was $2.6 million for the three-months ended June 30, 2002, compared to net income of $2.7 million in the prior year. The decrease in the current fiscal year was primarily the result of reduced trading activity due to reduced volatility of the price of the natural gas commodity, fewer trading counterparties as a result of unfavorable conditions in the energy marketplace, and lower credit limits extended by NUI to its counterparties in accordance with the company's strict risk management policies.

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

The company's operating revenues decreased by $31.3 million, or 14 percent, to $191.3 million for the three-month period ended June 30, 2002, as compared to $222.6 million for the three-month period ended June 30, 2001.

The company's Distribution Services revenue decreased by approximately $26.4 million, or 28 percent, to $68.4 million from $94.8 million in fiscal 2001, due to a reduced volume of gas sold as a result of the continued impact of the warm weather on customer billings in April, weaker economic conditions impacting all customer classes, but mainly commercial and industrial customers, and slightly lower natural gas prices in the current year period than in the prior fiscal year.

Wholesale Energy Marketing and Trading revenues decreased by approximately $10.1 million, or 11 percent, to $81.0 million from $91.1 million in fiscal 2001, mainly due to the decrease in the price of natural gas. This decrease was partially offset by increased revenues of approximately $1.0 million by Virginia Gas, mainly due to the acquisition of Virginia Gas Storage Company, which was a 50 percent owned subsidiary during the prior fiscal year (see Note 3 of the Notes to the Consolidated Financial Statements).

Retail and Business Services revenue increased by approximately $5.2 million, or 14 percent, to $41.9 million from $36.7 million in fiscal 2001, mainly due to increased sales by NUI Telecom of $5.3 million as a result of customer growth, acquisitions, and the inclusion of two product lines from the company's TIC Enterprises subsidiary (see Note 8 to the Notes to the Consolidated Financial Statements). The company's appliance service business increased revenues by approximately $0.5 million due to additional installation revenues as compared to the same period in the prior year. These increases were partially offset by lower revenues of $0.6 million by UBS, resulting from revised pricing to a large customer in the current year as compared to same period in the prior year. In December 2001, UBS entered into an agreement with this customer to provide billing services to a greater number of accounts, which is expected to be completed during the fourth quarter of fiscal 2002.

Operating Margins. The company's operating margins decreased by $6.5 million, or 14 percent, to $41.5 million for the three-month period ended June 30, 2002, as compared to $48.0 million for the three-month period ended June 30, 2001.

Distribution Services segment margins for the three-month period ended June 30, 2002, decreased $1.7 million, or 5 percent, to $30.6 million from $32.3 million in the prior year. The decrease was principally a result of reduced usage of natural gas by the company's commercial customers due to weaker economic conditions experienced in the current fiscal year as compared to the prior year.

Operating margins from the company's Wholesale Energy Marketing and Trading segment decreased by approximately $4.0 million, or 52 percent, to $3.8 million for the three-month period ended June 30, 2002, from $7.8 million in the prior year. This decrease was primarily the result of a $4.8 million reduction in margins from NUI Energy Brokers due to reduced trading activity due to fewer trading partners and the enforcement of tighter credit limits by Energy Brokers on its counterparties; higher nationwide natural gas inventories during the current quarter, which limited NUI Energy Brokers' ability to profit from summer/winter trading spreads; the significant declining trend in gas prices during the third quarter of fiscal 2001 that resulted in substantial mark-to-market profits on fixed-price sales contracts a year ago; and a large electricity brokerage transaction with $1.1 million in margin during the third quarter of fiscal 2001, which did not recur in the current year quarter. This decrease was partially offset by increased margins of $0.8 million by NUI Virginia Gas as a result of the company's acquisition of Virginia Gas Storage Company, which was a 50 percent owned investment in the prior fiscal year.

Operating margins decreased in the Retail and Business Services segment by approximately $0.8 million, or 10 percent, to $7.1 million for the three-month period ended June 30, 2002, from $7.9 million in the prior year. The decrease was due to lower margins of $3.5 million by NUI Energy due to the stabilization of the price of natural gas during the current year period as compared to the three-month period a year ago. During the three-months ended June 30, 2001, the price of natural gas had declined significantly from its unprecedented highs earlier in the year. As a result, NUI Energy was able to generate approximately $2.8 million of new business as customers sought to enter into annual contracts to protect them from future natural gas price increases. The price of natural gas has not changed significantly during the current three-month period, and, as a result, NUI Energy was unable to generate the same amount of margins from new customers as it had in the prior year. Also contributing to the current year decrease was $0.5 million of reduced margins by UBS due to the effect of the pricing revisions noted above. Partially offsetting these decreases were higher margins by NUI Telecom of $2.9 million and the company's appliance services business of $0.3 million. As noted earlier, NUI Telecom has experienced significant growth from additional customers and acquisitions (see Capital Expenditures and Commitments- NUI Telecom).

Other Operating Expenses. Operations and maintenance expenses increased by approximately $0.7 million, or 2 percent, to $30.2 million for the three-month period ended June 30, 2002, as compared to $29.5 million in the prior year. The increase was the result of increased costs incurred by NUI Telecom to support its customer growth (see Capital Expenditures and Commitments- NUI Telecom), as well as higher costs for employee benefits, including medical and pension expenses.

Deprecation and amortization increased by $0.8 million as a result of additional fixed assets placed in service during the current fiscal year.

Taxes other than income taxes increased $0.4 million primarily due to additional payroll taxes associated with the additional employees to support the growth of NUI Telecom.

Interest Expense. Interest expense decreased approximately $0.9 million, or 16 percent, to $4.6 million for the three-month period ended June 30, 2002, compared to $5.5 million in the prior year. The decrease was primarily due to reduced levels of short-term indebtedness following the company's March 2002 equity offering, and lower short-term borrowing rates.

Nine-Month Periods Ended June 30, 2002 and 2001

Net Income (Loss). Net loss for the nine-month period ended June 30, 2002, was $8.4 million, or $0.57 per share, as compared with net income of $23.8 million, or $1.80 per share, for the period ended June 30, 2001. The decrease in the current fiscal year was primarily due to the company's adoption of Statement of Financial Accounting Standards No. 142, which resulted in a one-time, non-cash transitional impairment charge of $21.4 million (after-tax), or $1.46 per share (see Note 6 to the Notes to the Consolidated Financial Statements). The company also recorded a non-recurring restructuring cost of $1.2 million, related to severance costs as a result of workforce reductions (see Note 9 to the Notes to the Consolidated Financial Statements). The company was adversely affected during the nine-month period ended June 30, 2002, by the effect of significantly warmer weather and reduced margins by its energy trading operations due to reduced trading activity in the energy marketplace (see Operating Revenues and Operating Margins), and by $10.9 million of after-tax losses incurred by the company's TIC Enterprises subsidiary, which the company intends to dispose of and has classified as Discontinued Operations (see Note 8 to the Notes to the Consolidated Financial Statements).

Operating Revenues. The company's operating revenues decreased by $249.4 million, or 27 percent, to $691.1 million for the nine-month period ended June 30, 2002, as compared to $940.5 million for the nine-month period ended June 30, 2001.

The company's Distribution Services revenue decreased by approximately $93.2 million, or 22 percent, to $335.0 million from $428.2 million in fiscal 2001, mainly due to the significantly warmer weather, lower gas prices, and reduced usage by commercial customers as a result of weakening economic conditions. Weather in New Jersey was 22 percent warmer than normal and 20 percent warmer than the prior year period.

Wholesale Energy Marketing and Trading revenue decreased by approximately $162.4 million, or 42 percent, to $223.4 million from $385.8 million in fiscal 2001. This decrease was primarily due to the significant decline in natural gas prices and generally reduced trading activity during the nine-month period ended June 30, 2002 as compared to the prior year. This decrease was partially offset by $5.1 million of revenues from the addition of Virginia Gas.

Retail and Business Services revenue increased by approximately $6.2 million, or 5 percent, to $132.7 million from $126.5 million in fiscal 2001, due to increased revenues by NUI Telecom of $13.4 million due to customer growth, acquisitions and the assumption of two product lines formerly operated by TIC during the current year period, and an additional $1.5 million of revenues by the company's appliance services business due to improved pricing and additional installations. Partially offsetting these increases was a decrease of $8.7 million by NUI Energy due to a decline in, and subsequent stabilization of, natural gas prices during the current fiscal year, as compared to the prior year.

Operating Margins. The company's operating margins increased by $3.3 million, or 2 percent, to $171.5 million for the nine-month period ended June 30, 2002, as compared to $168.2 million for the nine-month period ended June 30, 2001.

The Distribution Services segment margins decreased $3.4 million, or 2 percent, to $133.9 million from $137.3 million in the prior year. This decrease was due to the warmer weather discussed above, which was partially offset by the base rate increase in Florida during fiscal 2001, and customer growth. As a result of weather normalization clauses, operating margins were approximately $8.5 million and $0.6 million higher in the fiscal 2002 and 2001 periods, respectively, than they otherwise would have been without such clauses.

Operating margins from the company's Wholesale Energy Marketing and Trading segment increased by approximately $2.1 million, or 12 percent, to $19.3 million from $17.2 million in fiscal 2001, as a result of additional margins by VGC of $5.0 million, and increased margins from utility off-system sales of $0.5 million. Partially offsetting these increases were reduced margins by NUI Energy Brokers of $3.4 million due to reduced trading activity caused by much lower volatility in natural gas prices, as well as lower liquidity in the marketplace.

The Retail and Business Services segment increased operating margins by approximately $4.6 million, or 34 percent, to $18.3 million from $13.7 million in the prior year. The increase was due to higher margins of $5.9 million from the previously discussed growth by NUI Telecom, and an additional $1.3 million by the company's appliance business as a result of increased sales and reductions in the costs of providing services. These increases were partially offset by lower margins by NUI Energy of $2.7 million due to the stabilization of the price of natural gas. As discussed earlier, during the third quarter of fiscal 2001, the lower cost of natural gas resulted in a substantial increase in new customer contracts to protect against future price increases. The less volatile price for natural gas experienced during the current fiscal year has resulted in lower customer growth.

Other Operating Expenses. Operations and maintenance expenses increased approximately $9.6 million, or 12 percent, to $87.5 million for the nine-month period ended June 30, 2002, as compared to $77.9 million for the nine-month period ended June 30, 2001. The increase was primarily due to the inclusion of Virginia Gas for the full nine-month period, increased employee benefits costs related to medical and pension, and additional expenses incurred to support the company's customer growth.

Depreciation and amortization expense increased approximately $2.1 million primarily due to the inclusion of Virginia Gas for a full year and additional fixed assets placed in service during the current fiscal year.

Interest Expense. Interest expense decreased approximately $1.8 million, or 11 percent, to $15.2 million, as compared to $17.0 million in the prior year period. The decrease was due to reduced average interest rates during the current year period, and the company's ability to recover interest on its under-recovered gas cost balance since April 1, 2001. Accordingly, the first six months of the prior fiscal year amount include the costs associated with financing the company's under-recovered gas balance. The current year benefits were partially offset by higher levels of average short-term debt during the nine-month period ended June 30, 2002 than during the prior year.

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

In a December 1, 2000 filing, the company requested the extension of the 2 percent FPM rate adjustments for an additional three months and authorization to record interest on its under-recovered gas balance. On March 30, 2001, the NJBPU issued an order approving the company's request to extend the monthly 2 percent increases through July 2001 if actual gas costs warranted such increases. The company has implemented these increases. In addition, the order allowed the company to begin recording interest on its under-recovered gas cost balance and to establish a new Gas Cost Under-recovery Adjustment (GCUA) to recover the gas cost under-recovery balance as of October 31, 2001, with associated interest over a three-year period from December 1, 2001, through November 30, 2004. In addition, pursuant to the order, the company was required to make a filing on November 15, 2001, to establish a new PGA rate designed to recover purchased gas costs for the period November 1, 2001, through September 30, 2002. In that filing, the company requested approval to decrease its PGA rate and implement its GCUA rate, with a net effect representing a decrease of 12.7 percent in residential customer bills. The NJBPU approved the Company's request on an interim basis and these changes became effective December 1, 2001.

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

In response to the Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a Stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the company to continue offering basic gas supply service through December 2002, when the NJBPU will decide if the gas supply function should be removed from the gas distribution companies and made competitive. As of June 30, 2002, no residential customers in the company's New Jersey service territory have switched to an alternative gas supplier.

On April 16, 2002, Elizabethtown Gas Company filed a request with the NJBPU to increase its base rates by $28.6 million, or about 9 percent, in order to recover the cost of plant additions and increases in operating expenses since its last rate increase over twelve years ago. The requested rate level would provide for an allowed return on equity of 11.75 percent and an overall rate of return of 8.95 percent. Elizabethtown Gas also is seeking changes to its tariff that will enable it to more accurately reflect current weather patterns as well as recover the costs of system improvements without the need for frequent base rate increases. The company also is proposing increases in its service charges to more directly match the cost of providing service to its various classes of customers. It is expected that new base rates would be approved by the NJBPU and take effect on or about December 31, 2002.

On July 26, 2002, the company was notified by the Virginia State Corporation Commission (VSCC) that its Virginia Gas subsidiary was to be fined $410,000 under a Notice of Probable Violation for deficiencies in its pipeline operation. Under the terms of this notice, the company is to pay $55,000 in August 2002, and the remaining $355,000 would be held in abeyance pending its compliance with a detailed corrective action plan. The company has asked the VSCC for an extension of time and expects to receive a final ruling by early September 2002.

Liquidity and Capital Resources

The company had net cash provided by operating activities of $54.1 million for the nine-month period ended June 30, 2002, compared to net cash used in operating activities of $13.2 million for the same period in the prior year. The change in the nine-month period ended June 30, 2002 was primarily due to substantial decreases in fuel inventories and under-recovered gas costs due to the significant decrease in gas costs and improved collection of gas costs from customers in the current year. Included in the cash used by operations for the nine-month period ended June 30, 2001, was a significant increase in under-recovered gas costs due to the increase in the price of natural gas experienced during the prior fiscal year. As noted in Regulatory Matters, these under-recovered gas costs are now a component of regulatory assets and will be recovered over a three-year period.

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

The company sold 1.725 million shares of common stock for net proceeds of approximately $37.0 million during March 2002 under the shelf registration statement. The proceeds from the sale were used to pay down short-term debt.

The company also expects to complete certain asset sales during calendar 2002 (see Capital Expenditures and Commitments- Sale of Valley Cities Gas and Waverly Gas and Sale of North Carolina Gas) that will further reduce outstanding debt.

There has been no significant change in long-term debt, capital lease obligations, or operating lease obligations during the three-month period ended June 30, 2002. In addition, the Company does not have any off-balance sheet financing.

Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $175.2 million at 3.2 percent for the nine-month period ended June 30, 2002, and $154.1 million at 5.9 percent for the nine-month period ended June 30, 2001. At June 30, 2002, the company had outstanding notes payable to banks amounting to $125.6 million and available unused lines of credit amounting to $100.4 million. Notes payable to banks decreased as of June 30, 2002, as compared to the balance outstanding at September 30, 2001, primarily due the receipt of the proceeds from the equity offering discussed above.

Long-Term Debt and Funds for Construction Held by Trustee. On August 20, 2001, the company issued $60 million of Senior Notes with interest rates ranging from 6.60 percent to 7.29 percent. The proceeds were used to repay short-term indebtedness, which was used in part to acquire Virginia Gas and TIC.

The company deposited in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 2002, all of the original net proceeds from the bonds have been expended. The remaining $3.9 million classified as Funds for Construction Held by Trustee on the company's Consolidated Balance Sheet at June 30, 2002, represents the unexpended portion of interest earned on the original net proceeds of the bonds.

Common Stock. The company periodically issues shares of common stock in connection with NUI Direct, the company's dividend reinvestment and stock purchase plan, and various employee benefit plans. From time to time, the company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes. As noted above, the company sold 1.725 million shares of its common stock for net proceeds of approximately $37.0 million in March 2002.

The company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the company is permitted to pay approximately $57.7 million of cash dividends at June 30, 2002.

Assets and Liabilities Held for Sale. The company will complete the sales of its North Carolina Gas, Valley Cities Gas and Waverly Gas divisions following regulatory approval (see Capital Expenditures and Commitments- Sale of North Carolina Gas and Sale of Valley Cites Gas and Waverly Gas) and as of June 30, 2002, was actively seeking a buyer for certain product lines of its TIC Enterprises subsidiary. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, the company has classified the assets and liabilities of these entities as Held for Sale on the Consolidated Balance Sheet at June 30, 2002 (see Note 8 to the Notes to the Consolidated Financial Statements).

Capital Expenditures and Commitments

Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $43.6 million for the nine-month period ended June 30, 2002 as compared to $30.9 million for the nine-month period ended June 30, 2001. The increased capital spending during the current fiscal year was due to the costs of completing the first portion of a distribution line through South-Central Florida to provide gas to a large industrial customer, as well as the towns of South Bay and Belle Glade, and the inclusion of Virginia Gas for the full nine-month period in the current year. Capital expenditures are expected to be approximately $50 million for all of fiscal 2002, as compared with a total of $60.5 million in fiscal 2001. The remaining capital expenditure budget for fiscal 2002 will be used primarily for the continued expansion and upkeep of the company's natural gas distribution system, as well as certain technology projects.

Environmental. The company owns or previously owned six former manufactured gas plant (MGP) sites in the state of New Jersey and ten former MGP sites in the states of North Carolina, South Carolina, Pennsylvania, New York and Maryland. Based on the company's most recent assessment, the company has recorded a total reserve for environmental investigation and remediation costs of approximately $31.5 million, which is the probable minimum amount that the company expects it will expend in the next 5-20 years to remediate the company's MGP sites (an additional $0.6 million has been reclassified to Liabilities Held for Sale at June 30, 2002). Of this reserve, approximately $28.2 million relates to New Jersey MGP sites and approximately $3.3 million relates to the MGP sites located outside New Jersey. The company believes that all costs associated with the New Jersey MGP sites will be recoverable in rates or from insurance carriers. In New Jersey, the company is currently recovering environmental costs in rates over a rolling seven-year period through its MGP Remediation Adjustment Clause. As a result, the company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1.7 million in environmental costs incurred between July 1, 2000, and June 30, 2002, is currently pending NJBPU approval. With respect to costs that may be associated with the MGP sites located outside the state of New Jersey, the company intends to pursue recovery from ratepayers, former owners and operators of the sites and from insurance carriers. However, the company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

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

Long-term Debt. The company repaid $20 million of Medium-Term Notes bearing interest at 7.125 percent per annum on August 1, 2002. This amount has been included in current liabilities at June 30, 2002.

On July 22, 2002, the company sold and subsequently leased back approximately $8.6 million of gas meters under a capital lease. The capital lease, which bears interest at 4.98 percent per annum and has a term of approximately 10 years, will be repaid in monthly installments of approximately $82,000. The company has an option to purchase the gas meters during the tenth year for approximately $1.7 million. The proceeds from the sale of gas meters were used to repay a portion of the Medium-Term Notes discussed above.

Sale of Valley Cities Gas and Waverly Gas. On October 5, 2000, the company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility divisions (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. C&T will pay up to an additional $3 million to the company should certain post closing revenue targets be achieved. The transaction is expected to close on or about September 30, 2002, after all regulatory approvals have been obtained. For the nine months ended June 30, 2002, VCW generated $8.1 million of operating revenues, $3.1 million of operating margin and $1.8 million of operating income. The operating results of VCW have been classified as discontinued operations in the Consolidated Statement of Income at June 30, 2002 (see Note 8 to the Notes to the Consolidated Financial Statements).

The assets and liabilities of VCW have been classified as held for sale on the Consolidated Balance Sheet at June 30, 2002. The cash flows of VCW have been included in investing activities on the Consolidated Statement of Cash flows at June 30, 2002.

Sale of North Carolina Gas. On May 15, 2002, the company agreed to sell the assets of its North Carolina Gas utility division (NC) to Piedmont Natural Gas, of North Carolina for $26 million. The transaction is expected to close on or about December 31, 2002, after all regulatory approvals have been obtained. For the nine months ended June 30, 2002, NC generated $11.7 million of operating revenues, $5.1 million of operating margin and $1.4 million of operating income. The operating results of NC have been classified as discontinued operations in the Consolidated Statement of Income at June 30, 2002 (see Note 8 to the Notes to the Consolidated Financial Statements).

The assets and liabilities of NC have been classified as held for sale on the Consolidated Balance Sheet at June 30, 2002. The cash flows of NC have been included in investing activities on the Consolidated Statement of Cash flows at June 30, 2002.

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUI's Virginia Gas subsidiary and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC (LLC). Upon approval by appropriate regulatory agencies, NUI Virginia Gas will contribute certain storage assets valued at approximately $16 million to the LLC. DEGT will contribute $16 million of capital required to expand the facility for its intended purpose.

The LLC plans to expand the present Saltville storage facility from its current capacity of 1 Bcf to approximately 12 Bcf and connect it to DEGT's East Tennessee Natural Gas interstate system. At full capacity, the Saltville storage field will be able to deliver up to 500 million cubic feet per day of natural gas to area markets. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage. The expansion will be completed in phases starting in fiscal 2003, with the first 6.1 Bcf of working storage capacity, to be completed by 2007. The market demand for additional storage will dictate the timing of the other phases of the expansion.

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

On October 26, 2001, the Joint Venture filed a certification application with the Virginia State Corporation Commission (VSCC). A public hearing was held in this matter on February 20, 2002 and the Hearing Examiner's report was issued on May 31, 2002. On August 6, 2002, the VSCC issued an Order Granting Certificate for the storage facilities and attendant pipeline. The Certificate authorizes the LLC to construct, develop and maintain Phase I of the project.

Development of Trading Hubs. The company's wholesale trading subsidiary, NUI Energy Brokers (NUIEB), has acquired options on the land and mineral rights for property located in Richton, Perry County, Mississippi, that the company plans to develop into a natural gas storage facility to help serve the Southeast United States. NUIEB plans to develop a two-well salt dome storage facility in Richton that would have a working gas capacity of approximately 7.8 billion cubic feet.

The first well and a 14-mile pipeline to connect with the Destin Pipeline are tentatively scheduled to be operational by the end of the third quarter of 2003. Implementation of this development plan is dependent on favorable results from testing and other operational issues that are currently under consideration by the company.

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

NUI Telecom. Agreement to Acquire Assets of Norcom, Inc. On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom, Inc. (Norcom), including 4,000 customer accounts, for approximately $5 million, subject to post-closing adjustments, which is to be paid in NUI common stock. The transaction is expected to close on or about August 28, 2002, after regulatory approvals have been obtained in five states. Norcom is a provider of telecommunications services in the Northeast and Southeast regions of the United States and its customer accounts will be combined with the company's NUI Telecom subsidiary. The agreement provides that NUI Telecom assume management control of the business of Norcom effective March 1, 2002. Accordingly, the revenues and expenses of Norcom have been consolidated as of that date.

The number of shares of NUI common stock to be issued will be determined by dividing the total purchase price by $25.76 per share, which represents the average closing price of NUI's common stock for the first 20 of the 25 consecutive trading days immediately preceding the date regulatory approval was deemed effective by the Public Service Commission in the State of Maine on May 9, 2002.

Agreement to Acquire Assets of Norcom Agency Sales, Inc. On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom Agency Sales, Inc. (NAS). The agreement provides for the company to pay the seller a multiple of total sales to new customers obtained by NAS as agent for NUI Telecom during the period April 1, 2002, through October 31, 2003. The multiple to be paid will be determined based on the actual new customer revenues generated by NAS for the month of October 2003, and is subject to post-closing adjustments.

The purchase price will be paid in NUI common stock. The number of shares of NUI common stock to be issued will be determined by dividing the total purchase price by the average closing price of NUI's common stock for the first 20 of the 25 consecutive trading days immediately preceding October 31, 2003. The company expects to close on this transaction in or around February 2004.

Agreement to Acquire Assets of Telcorp, Ltd. On May 31, 2002, the company entered into an agreement to acquire certain assets of Telcorp, Ltd. (Telcorp). The agreement provides for the company to pay the seller a multiple of four times the annualized earnings before interest and taxes (EBIT). The annualized EBIT will be calculated based on Telcorp's operating results for the period June 1, 2002, through November 30, 2002, and is subject to post-closing adjustments. The company expects to close on this transaction on or about March 1, 2003.

In addition, the company entered into a letter agreement with Telcorp which provides that NUI Telecom assume management control of the business effective April 1, 2002. Accordingly, the revenues and expenses of Telcorp have been consolidated as of that date.

Other. NUI Telecom is executing its growth strategy through both organic growth and acquisitions. These are acquisitions of customer relationships that are typically based on providing one product or service, that will allow NUI Telecom to offer their full suite of telecommunications products and services to these new customers, which is expected to further enhance operating margins. In addition, NUI Telecom has also leased capacity on a switch partition in New York City, with smaller leased capacity in Miami, Florida and London, England. These switch partitions provide NUI Telecom access to the wholesale telecommunications market on a domestic and international basis providing for sales of minutes to large customers, and provide opportunities to enhance service capabilities to its existing customers.

Market Risk Exposure

NUIEB uses derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to take advantage of market information and opportunities in the marketplace, and iii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins. These derivative instruments include forwards, futures, options and swaps. NUIEB accounts for its trading activities in accordance with the Emerging Issues Task Force Issue 98-10, by marking-to-market all trading positions. The majority of NUIEB' s positions are short-term in nature (up to 2 years) and can be readily valued using New York Mercantile Exchange settlement prices and those from several other well established, third-party organizations. There have been no changes in valuation techniques or assumptions during the nine-month period ended June 30, 2002.

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

The following schedule summarizes the changes in derivative assets and liabilities for the nine-month period ended June 30, 2002 (in thousands):

Derivative assets at September 30, 2001	$27,973
Derivative liabilities at September 30, 2001	(19,994)
Fair value of contracts outstanding at September 30, 2001		$7,979

Contracts realized or settled during the period		(15,849)
Fair value of new contracts entered into during the period		6,460
Changes in fair value attributable to market pricing		23,485

Derivative assets at June 30, 2002	$23,036
Derivative liabilities at June 30, 2002	(961)
Fair value of contracts outstanding at June 30, 2002		$22,075
		======

NUIEB utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, at June 30, 2002, NUI Energy Brokers' VaR was $210,000.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. A description of the company's Critical Accounting Policies follows. Other significant accounting policies are discussed in the company's 2001 Form 10-K, Note 1- Summary of Significant Accounting Policies. Recently issued accounting standards are discussed in Note 12 of the Notes to the Consolidated Financial Statements- New Accounting Standards.

Accounting for the Effects of Regulation. The company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation " (SFAS 71). In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods. In the event that the provisions of SFAS 71 were no longer applicable, the company would recognize a write-off of net regulatory assets (regulatory assets net of regulatory liabilities) that would result in a charge to income, which would be classified as an extraordinary item in the company's Consolidated Statement of Income.

Accounting for Derivative Instruments and Hedging Activities. On October 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established accounting and reporting standards regarding derivative instruments and requires that all derivative instruments be recorded on the balance sheet at their fair value as either an asset or liability, and that changes in their fair value be recognized currently in earnings unless certain criteria are met.

The company accounts for its energy trading business in accordance with the provisions of the Emerging Issues Task Force (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 requires that energy trading contracts be marked-to-market with gains and losses included in current earnings. The majority of the company's contracts have terms of less than two years. The company marks-to-market its trading positions using readily obtainable New York Mercantile Exchange Settlement prices and those from several other well established, third-party organizations. See Capital Expenditures and Commitments- Market Risk Exposure for a more detailed discussion of types of contracts and values at risk.

Goodwill. As described in Note 6 of the Notes to the Consolidated Financial Statements, on October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142. "Goodwill and Intangible Assets" (SFAS 142). Implementation of the accounting pronouncement required the company to perform a fair value assessment of its subsidiaries that had recorded goodwill. As discussed in Note 6, the company recognized a transitional impairment loss of approximately $32.9 million. The company must assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that this asset may not be recoverable. Management's judgment regarding an impairment is based on indicative factors including significant decreases relative to historical or projected future operating results; significant changes in the use of the acquired assets or business strategy; and significant negative economic trends. In the event that an impairment would exist, the company would be required to write-down the carrying value of goodwill to its new fair value.

Allowance for Doubtful Accounts. The company must make estimates as to the collectibility of its recorded customer accounts receivable in evaluating the adequacy of its allowance for doubtful accounts. As part of this evaluation, the company reviews customer creditworthiness, changes in the payment history of customers, and current economic trends to determine the amount of estimated uncollectible customer accounts receivable.

Unbilled Revenue. Customers of the company's utility operations are billed through monthly cycle billings on the basis of actual or estimated usage. The revenues of the company's utility operations include an estimate of natural gas usage from the most recent meter reading date to the end of each accounting period.

The revenues of the company's NUI Telecom subsidiary also include unbilled amounts to customers for usage in the current period that will be invoiced in the following period. The amount of unbilled revenue is estimated based on the previous month's actual usage.

Forward-Looking Statements

This document contains forward-looking statements. These statements are based on management's current expectations and information currently available, are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions; the volatility of natural gas prices; the outcome of the company's current utility rate filing in New Jersey; weather fluctuations; regulatory changes; competition from other providers of similar products; interest rate changes; and other uncertainties, all of which are difficult to predict and many of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," "will," and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Reports on Form 8-K

(1) On May 10, 2002, the company filed a current report on Form 8-K, Item 4, Changes in Registrant's Certifying Accountants, which discloses the company terminated its relationship with its independent public accountants, Arthur Andersen LLP. No reportable events described under Item 3(a) (1) (v) of Regulation S-K occurred during the company's two most recent fiscal years, or during any subsequent interim period through May 10, 2002. A copy of a letter from Arthur Andersen LLP confirming its agreement with these disclosures was attached as an exhibit with the report.

(2) On June 10, 2002, the company filed a current report Form 8-K, Item 4, Changes in Registrant's Certifying Accountants, which discloses that the company has engaged Pricewaterhouse Coopers LLP (PwC) as the company's independent public accountants to audit NUI's financial statements. During NUI's two most recent fiscal years, and through the date of PwC's engagement, NUI has not consulted PwC regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on NUI financial statements, or any other matters or reportable items listed in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NUI CORPORATION
August 14, 2002	JOHN KEAN, JR. President and Chief Executive Officer

August 14, 2002	A. MARK ABRAMOVIC Sr. Vice President, Chief Operating Officer & Chief Financial Officer