Form 10-K
period 2002-09-30
NUI CORP /NJ/
filed 2002-12-31
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number  001-16385

NUI CORPORATION (Exact name of registrant as specified in its charter)
New Jersey (State of incorporation)	22-3708029 (IRS employer identification no.)

550 Route 202-206, P. O. Box 760, Bedminster, New Jersey 07921-0760 (Address of principal executive offices, including zip code)

(908) 781-0500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: Common Stock, No ParValue Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

Yes   X        No

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to the Form 10-K:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act):

 Yes    X     No

The aggregate market value of 15,313,409 shares of common stock held by non-affiliates of the registrant calculated using the $15.06 per share closing price on November 30, 2002 was $230,619,940.

The number of shares outstanding for each of the registrant's classes of common stock, as of November 30, 2002:

Common Stock, No Par Value: 16,000,043 shares outstanding.

Documents incorporated by reference: the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before January 28, 2003.

                                                                                         NUI Corporation

                                                                      Annual Report on Form 10-K For The

                                                                     Fiscal Year Ended September 30, 2002

                                                                                  TABLE OF CONTENTS

                                                                                                 PART I

NUI Corporation

   Annual Report on Form 10-K for the

Fiscal Year Ended September 30, 2002

                                                                                                 PART I

Item 1. Business

NUI Corporation and its subsidiaries (collectively referred to as NUI or the company) was incorporated in New Jersey in 2000. On that date, NUI reorganized as a holding company, exempt from the registration under the Public Utility Holding Company Act of 1935. NUI was originally incorporated in 1969.

The company is a diversified energy company that is primarily engaged in the sale and distribution of natural gas, energy commodity trading and portfolio management, retail energy sales and telecommunications. During fiscal 2002, the company's utility operations served more than 385,000 customers in seven states along the eastern seaboard of the United States and comprised Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas. Virginia Gas is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated subsidiaries include NUI Energy Brokers, Inc. (Energy Brokers), an energy wholesaler; NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a full-service telecommunications company; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary.

The company sold North Carolina Gas on September 30, 2002, and completed the sale of Valley Cities Gas and Waverly Gas November 7, 2002. During July 2002, the company announced it was closing down two of the four product lines of TIC. In addition, the company has been seeking a buyer for NUI Environmental since September 2002. As of September 30, 2002, the company has classified North Carolina Gas, Valley Cities Gas, Waverly Gas, NUI Environmental, and the two product lines of TIC as discontinued operations. Reference is made to Note 10 of the Notes to the Consolidated Financial Statements for a further discussion about these operations.

The principal executive offices of the company are located at 550 Route 202-206, Box 760, Bedminster, NJ 07921-0760; telephone: (908) 781-0500.

The company's operations are organized and managed under three primary segments: Distribution Services, Wholesale Energy Marketing and Trading, and Retail and Business Services. The company also has corporate operations that do not currently generate operating revenues. Reference is made to Note 20-Business Segment Information of the Notes to the Consolidated Financial Statements for a discussion regarding the business segments of the company. See also Item 6-Selected Financial Data-Summary Consolidated Operating Data for summary information by customer class with respect to operating revenues, gas volumes sold or transported and average number of utility customers served.  A discussion of the business of each segment follows.

Distribution Services Segment

Products and Services

During fiscal 2002, the Distribution Services segment distributed natural gas in seven states through the company's regulated utility operations. These distribution services are regulated as to price, safety and rate of return by the regulatory commissions of the states in which the company operates (see Regulation). During fiscal 2002, the Distribution Services segment served more than 385,000 customers, of which 67 percent were in New Jersey and 33 percent were in other states (this includes approximately 20,700 customers of discontinued operations). Most of the company's utility customers are residential and commercial customers who purchase gas primarily for space heating. Distribution Services' operating revenues from continuing operations were $391.3 million in fiscal 2002, $489.6 million in fiscal 2001 and $381.5 million in fiscal 2000. In fiscal 2002, this segment represented 70 percent of the total operating revenues of the company. Of this amount, 82 percent was generated by utility operations in New Jersey and 18 percent was generated by utility operations in other states. Gas volumes sold or transported by continuing operations in fiscal 2002 amounted to 75.0 million Mcf (a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas), of which approximately 86 percent was sold or transported in New Jersey and 14 percent was sold or transported in other states. Distribution Services' operating revenues from discontinued operations during fiscal 2002 amounted to approximately $22.8 million. Gas volumes sold or transported by discontinued operations in fiscal 2002 amounted to 6.7 million Mcf. A description of each of the company's utility operations follows.

Elizabethtown Gas Company (Elizabethtown).  Elizabethtown, which began operations in 1855, provides natural gas service to approximately 258,000 customers in franchised territories within seven counties in central and northwestern New Jersey. Elizabethtown's service territories cover approximately 1,300 square miles and have a total population of approximately 1.1 million. Most of the state's customers are located in densely populated central New Jersey, where increases in the number of customers are primarily from conversions to gas heating from alternative forms of heating. In the rapidly growing northwest region of the state, new customer additions are primarily driven by new construction.

Elizabethtown's regulated gas volumes sold or transported and customers served for the past three fiscal years were as follows:

Regulated Gas Volumes Sold or Transported (in thousands of Mcf)
	2002	2001	2000
Firm Sales:
Residential	17,994	21,475	19,725
Commercial	6,097	8,398	6,857
Industrial	343	499	454
Interruptible Sales	9,905	12,641	14,712
Transportation Services	29,893	26,459	27,076
Total	64,232	69,472	68,824

Utility Customers Served (twelve-month average)

	2002	2001	2000
Firm Sales:
Residential - Heating	184,224	180,605	176,255
Residential - Non-heating	53,694	54,563	55,452
Commercial	17,397	17,024	16,159
Industrial	212	219	205
Interruptible Sales	21	25	23
Transportation Services	2,333	2,475	3,103
Total	257,881	254,911	251,197

Gas volumes sold to Elizabethtown's firm customers are sensitive to the weather in New Jersey. In fiscal 2002, the weather in New Jersey was 23 percent warmer than normal and 21 percent warmer than the prior year.  Additionally, weather in fiscal 2001 was 2 percent warmer than normal and 10 percent colder than fiscal 2000.  While the effect of the warm weather has impacted sales to heating customers, Elizabethtown's tariff contains a weather normalization clause that is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal.  As a result of weather normalization clauses, operating margins were approximately $8.5 million and $0.6 million higher in fiscal 2002 and 2001, respectively, than they would have been without such clauses. For a further discussion on variations in revenues, see Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Elizabethtown's customers currently have the ability to utilize transportation service from the company and purchase their gas from other suppliers. The rate charged to transportation customers remains regulated as to price and returns. Tariffs for transportation service have been designed to provide the same margins as bundled sales tariffs.  Therefore, except for the regulatory risk of full recovery of gas costs, Elizabethtown is financially indifferent as to whether it transports gas or sells gas and transportation together.

On November 22, 2002, the company settled its 2002 rate case with the New Jersey Board of Public Utilities (NJBPU). Under the terms of the settlement, the company immediately received an annual base rate increase of approximately $14.2 million. The new rate level provides for an allowed return on equity of 10.0 percent and an overall rate of return of 7.95 percent.

In response to the Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the company to continue offering basic gas supply service through December 2002. On January 17, 2002, the NJBPU issued an order that continued the obligation of all New Jersey gas utilities to provide basic gas supply service until it has had an opportunity to fully investigate major policy issues relating to pricing structure and gas supply reliability. No timetable has been established for completion of such a review.  As of September 30, 2002, no residential customers in the company's New Jersey service territory have switched to an alternate gas supplier.

Elizabethtown's "interruptible" customers have alternative energy sources and use gas on an "as available" basis. Variations in the volume of gas sold or transported to these customers do not have a significant effect on the company's earnings because, in accordance with New Jersey regulatory requirements, 80 percent of the margins that otherwise would be realized on gas sold or transported to interruptible customers are used to reduce gas costs charged to firm sales customers.

City Gas Company of Florida (City Gas).  City Gas is the second largest natural gas utility in Florida, supplying gas to more than 101,000 customers in Dade and Broward Counties in south Florida, and in Brevard, Indian River and St. Lucie Counties in central Florida. City Gas' service areas cover approximately 3,000 square miles and have a population of approximately 1.7 million.

City Gas' regulated gas volumes sold or transported and customers served for the past three fiscal years were as follows:

Regulated Gas Volumes Sold or Transported (in thousands of Mcf)
	2002	2001	2000
Firm Sales:
Residential	1,738	1,930	1,854
Commercial	1,779	2,194	3,077
Industrial	57	129	159
Interruptible Sales	30	66	70
Transportation Sales	6,098	5,156	4,701
Total	9,702	9,475	9,861

Utility Customers Served (twelve-month average)
	2002	2001	2000
Firm Sales:
Residential	96,085	95,963	95,442
Commercial	3,756	3,984	4,530
Industrial	6	8	8
Interruptible Sales	3	5	4
Transportation Services	1,656	1,313	617
Total	101,506	101,273	100,601

City Gas' residential customers purchase gas primarily for water heating, clothes drying and cooking. Some customers, principally in central Florida, also purchase gas to provide space heating during the relatively mild winter season. Year-to-year growth in the average number of residential customers primarily reflects new construction.

City Gas' commercial business consists primarily of schools, businesses and public facilities. As with its residential markets, the company is seeking to maximize the utilization of its existing mains by emphasizing marketing efforts toward potential commercial business along these lines.

Certain commercial and industrial customers have converted their natural gas service from a sales basis to a transportation basis.  City Gas' transportation tariff provides margins on transportation services that are substantially the same as margins earned on gas sales. Therefore, except for the regulatory risk of full recovery of gas costs, City Gas is financially indifferent as to whether it transports gas or sells gas and transportation together.

On January 16, 2001, City Gas received approval from the Florida Public Service Commission (FPSC) to increase its annual base rates by $5.13 million to cover the cost of service enhancements and reliability improvements since City Gas' last base rate increase in 1996. The new rate level provides for an allowed return on equity of 11.5 percent and an overall rate of return of 7.88 percent.

Elkton Gas (Elkton).  The company, through Elkton, provides gas service to approximately 5,000 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland. During fiscal 2002, Elkton sold approximately 830,000 Mcf of gas as follows: 26 percent sold to residential customers, 18 percent sold to commercial customers and 56 percent sold to industrial customers.

Virginia Gas Distribution Company (VGDC).  The company, through VGDC, provides gas service to approximately 300 customers in franchised territories within Buchanan and Russell Counties, Virginia. After being acquired on October 4, 2001, VGDC sold approximately 239,000 Mcf of gas as follows: 4 percent sold to residential customers, 8 percent sold to commercial customers and 88 percent sold to industrial customers.

The following natural gas distribution companies were sold during fiscal 2002 or are being held for sale at September 30, 2002 (see Note 10 of the Notes to the Consolidated Financial Statements and Commitments and Contingencies- Sale of North Carolina Gas and Sale of Valley Cities Gas and Waverly Gas).

North Carolina Gas.  The company, through North Carolina Gas, provided gas service to approximately 14,200 customers in Rockingham and Stokes Counties in North Carolina, which territories comprised approximately 700 square miles. During fiscal 2002, the regulated operations of North Carolina Gas sold or transported approximately 3.6 million Mcf of gas as follows: 20 percent sold to residential customers, 12 percent sold to commercial customers, 5 percent sold to industrial customers and 63 percent transported to commercial and industrial customers.

Valley Cities Gas and Waverly Gas (VCW).  VCW provides gas service to approximately 6,500 customers in franchised territories comprising 114 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas, respectively. During fiscal 2002, the regulated operations of VCW sold or transported approximately 3.2 million Mcf of gas as follows: 16 percent sold to residential customers, 4 percent sold to commercial customers, 7 percent sold to industrial customers and 73 percent transported to commercial and industrial customers.

Gas Supply and Operations

In recent years, the gas industry has been undergoing structural changes designed to increase competition in response to policies of the Federal Energy Regulatory Commission (FERC) and local regulatory commissions. Traditionally, interstate pipelines were wholesalers of natural gas to local distribution companies and generally did not provide separate transportation or other services for specific customers. In 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. In fiscal 1995, the NJBPU unbundled the services provided and the rates charged to New Jersey commercial and small industrial customers as well. The transition to more competitive rates and services has the effect of increasing the opportunity for local gas distribution companies, and industrial and commercial customers, to purchase natural gas from alternative sources, while increasing the potential business and regulatory risk borne by a local gas distribution company with respect to the acquisition and management of natural gas services.

The company endeavors to utilize its pipeline capacity efficiently by matching capacity to its load profile to the extent feasible. To this end, the company has had a broad unbundled service tariff for certain of its customers since 1987. The company continues to avail itself of opportunities to improve the utilization of its pipeline capacity by pursuing broad- based customer growth, including off-peak markets and utilizing capacity release and off-system sales opportunities afforded by Order No. 636 when operationally feasible.

The company's gas supply for its utility divisions during fiscal 2002 came from the following sources: approximately 4 percent from long-term purchase contracts; approximately 69 percent from seasonal or monthly purchase contracts and 27 percent from daily purchases made in the spot market. The company manages its gas supply portfolio to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 2002, the company's largest single supplier accounted for approximately 11 percent of the company's total gas purchases.

The company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the company has a right to deliver, on a firm year-round basis, up to 91.3 million Mcf of natural gas annually with a maximum of approximately 268,000 Mcf per day. Both the price and conditions of service under these contracts are regulated by the FERC.

The company has long-term gas purchase contracts for the supply of natural gas for its system with two suppliers.  Under these contracts, the company has a right to purchase, on a firm year-round basis, up to 6.3 million Mcf of natural gas annually with a maximum of approximately 16,528 Mcf per day.  In order to achieve greater supply flexibility, and to more closely match its gas supply portfolio to changes in the market it serves, the company recently allowed two long-term gas supply contracts to expire at the conclusion of their primary terms. As a result, the company has reduced its fixed gas cost obligations. The company has replaced the supply with shorter-term, seasonal and monthly firm supply, thus reducing the average term of its gas purchase obligations. In addition, the company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers.  In fiscal 1995, the company, along with seven other Northeastern and Mid-Atlantic gas distribution companies, formed the East Coast Natural Gas Cooperative LLC (the Co-op). The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies. Participation in, and reliance upon, certain contractual arrangements among Co-op members has allowed the company to reduce costs associated with winter services.

In order to have available sufficient quantities of gas during the heating season, the company stores gas during non-peak periods and purchases supplemental gas, including propane, liquefied natural gas (LNG), and gas available under contracts with certain large cogeneration customers, as it deems necessary. The storage contracts provide the company with an aggregate of 10.3 million Mcf of natural gas storage capacity and provide the company with the right to receive a maximum daily quantity of 189,959 Mcf. The contracts with cogeneration customers provide 26,200 Mcf of daily gas supply to meet peak loads by allowing the company to take back capacity and supply that otherwise is dedicated to serve those customers.

The company has a LNG storage and vaporization facility in New Jersey for handling peak gas demand.  It has a daily delivery capacity of 29,800 Mcf and storage capacity of 131,000 Mcf.  The company's maximum daily sendout in fiscal 2002 was approximately 333,671 dekatherms (dth) in New Jersey and 85,697 dth in the other service territories combined. The company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for New Jersey of approximately 402,700 Mcf and approximately 115,500 Mcf for the other service territories combined.

Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $62.6 million annually. The company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the unbundling of natural gas services in New Jersey, Maryland and Pennsylvania, these contracts may result in the realization of stranded costs by the company. Management believes the outcome of these actions will not have a material adverse effect on the company's results.  The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

The company distributes gas through approximately 6,200 miles of steel, cast iron and plastic mains. The company has physical interconnections with five interstate pipelines in New Jersey and one interstate pipeline in Florida. During fiscal 2002, the company also had physical interconnections in North Carolina and Pennsylvania with interstate pipelines, which also connected to New Jersey. Common interstate pipelines along the company's operating system provide the company with greater flexibility in managing pipeline capacity and supply, and thereby optimizing system utilization.

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

The company's rates and tariffs during fiscal 2002 for New Jersey reflect a rate case that was settled with the NJBPU in October 1991, under which the company obtained a weather normalization clause - see "Elizabethtown Gas." The 1991 rate case provided for an allowed return on equity of 12.4 percent and an overall rate of return of 11.3 percent.

On November 22, 2002, the company settled its April 2002 rate case with the NJBPU. Under the terms of the settlement, the company immediately received an annual base rate increase of approximately $14.2 million. The new rate level provides for an allowed return on equity of 10.0 percent and an overall rate of return of 7.95 percent.

On January 16, 2001, City Gas received approval from the FPSC to increase its annual base rates by $5.13 million. The new rate level provides for an allowed return on equity of 11.5 percent and an overall rate of return of 7.88 percent.

The current rates and tariffs for Maryland were authorized in June 1992.  The rates and tariffs for the North Carolina, Pennsylvania and New York operations during fiscal 2002 were authorized between October 1988 and September 1995. The tariff for North Carolina Gas reflects a weather normalization clause for its temperature sensitive residential and commercial customers.

The company's tariffs for each state in which it operates contain adjustment clauses that enable the company to recover purchased gas costs. The adjustment clauses provide for periodic reconciliations of actual recoverable gas costs with the estimated amounts that have been billed.  Under- or over-recoveries at the reconciliation date are recovered from or refunded to customers in subsequent periods.

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

The effects of weather that is above or below normal is partially offset in New Jersey and North Carolina through weather normalization clauses contained in the tariffs in those jurisdictions. The weather normalization clauses are designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal.

Competition

The company competes with distributors of other fuels and forms of energy, including electricity, fuel oil and propane, in all portions of the territories in which it has distribution mains. In addition, in 1992, the FERC issued Order No. 636 (see Gas Supply and Operations).  Subsequently, initiatives were sponsored in various states, the purposes of which were to "unbundle" or separate into distinct transactions, the purchase of the gas commodity from the purchase of transportation services for the gas. To that end, several of the company's utility operations have unbundled residential, commercial and industrial gas purchase and transportation rates.

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

Environment

Reference is made to Item 7- Management's Discussion and Analysis-Capital Expenditures and Commitments and Note 21- Commitments and Contingencies of the Notes to the Consolidated Financial Statements for information regarding environmental matters affecting the company.

Wholesale Energy Marketing and Trading Segment

 Products and Services

 The Wholesale Energy Marketing and Trading segment reflects the operations of the company's Energy Brokers and Virginia Gas subsidiaries, as well as off-system sales by the utility operations. Together, this segment offers wholesale energy sales, energy portfolio management, risk management and utility asset management. Total operating revenues were $107.1 million in fiscal 2002, $132.1 million in fiscal 2001 and $93.1 million in fiscal 2000. In fiscal 2002, this segment represented 19 percent of the total operating revenues of NUI.

Energy Brokers was formed in 1996 to provide wholesale energy trading, brokering, and risk management services. In addition to providing these services to third parties, Energy Brokers is also responsible for the supply acquisition and asset management activity for NUI's Distribution Services segment. Energy Brokers trades physical natural gas in four geographic regions: the Northeast, Southeast, Gulf Coast, and Mid-Continent. In addition, Energy Brokers trades natural gas futures, options and swaps on the New York Mercantile Exchange and the over-the-counter market. The risk associated with trading activities is closely monitored on a daily basis and controlled in accordance with the company's Risk Management Policy.  As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated. For this reason, the earnings from Energy Brokers are likely to be more volatile than the company's utility distribution business. Energy Brokers' operating margins were $19.5 million in fiscal 2002, $19.3 million in fiscal 2001, and $12.8 million in fiscal 2000. For a further discussion of the risks and activities of NUI Energy Brokers see Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk Exposure.

Virginia Gas is a natural gas storage, pipeline, and distribution company with principal operations in Southwestern Virginia.  Virginia Gas operates two storage facilities, one a high-deliverability salt cavern facility in Saltville, Virginia and the other a depleted reservoir facility named Early Grove.  Combined, the facilities have approximately 3.0 Bcf of working gas capacity. Virginia Gas also owns and operates a 72-mile intrastate pipeline. Virginia Gas currently serves as the construction and operations manager for NUI's joint venture with Duke Energy to develop an additional 6.1 Bcf of storage at the Saltville facility (see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations- Joint Venture with Duke Energy). This new storage will serve, through new interstate interconnects, the Mid-Atlantic region, an area of high demand growth due to population increases and power generation. All of these businesses are regulated by the Virginia State Corporation Commission. Virginia Gas, which was acquired by NUI on March 28, 2001 (see Note 3 of the Notes to the Consolidated Financial Statements), had operating margins of $8.3 million in fiscal 2002 and $2.6 million in fiscal 2001.

Another business line within Wholesale Energy Marketing and Trading is off-system sales, or the use of utility-owned gas assets to make sales to customers outside of NUI's service areas. Such assets include pipeline capacity and gas storage facilities. These assets are managed separately from non-utility assets, and their use is monitored and regulated by state regulatory commissions. Pursuant to regulatory agreements in some states in which the company operates, the company is able to retain a portion of the margins from these sales in varying percentages depending on the state in which the assets are owned.  Off-system sales margins totaled $1.6 million in fiscal 2002, $0.9 million in fiscal 2001 and $1.5 million in fiscal 2000.

Retail and Business Services Segment

Products and Services

The Retail and Business Services segment is comprised of the company's NUI Energy, Inc. (NUI Energy), Utility Business Service, Inc. (UBS), and NUI Telecom, Inc. (NUI Telecom) subsidiaries, and its appliance business operations. Together this segment provides retail energy sales, customer information services and telecommunications services primarily to commercial and small industrial customers, as well as appliance repair, maintenance, installation and leasing services to residential, commercial and industrial customers. During July 2002, the company ceased the operations of its TIC Enterprises (TIC) telephone equipment and United States Postal Service product lines and has classified the operating results of these two product lines as discontinued operations in the Consolidated Statement of Income (see Note 10 of the Notes to the Consolidated Financial Statements). TIC's network services and wireless product lines are now under the management of NUI Telecom. Accordingly, the operating results of these two product lines have been reclassified under NUI Telecom for all periods presented. Operating revenues for this segment were $58.1 million in fiscal 2002, $38.2 million in fiscal 2001 and $24.1 million in fiscal 2000. In fiscal 2002, this segment represented 11 percent of the total operating revenues of NUI.

NUI Energy is a full-service energy marketing company that serves industrial and commercial clients. It has approximately 3,800 contracts with a diverse customer base that includes Fortune 500 and other companies, manufacturers, energy resellers, hospitals, pharmaceutical and beverage companies. Through various affiliates and established alliances, NUI Energy offers energy commodity pricing options at competitive rates, secures delivery, and provides account balancing and reconciliation. Energy Brokers, the company's energy trading and portfolio management affiliate, handles supply acquisition for NUI Energy.  Operating margins were $2.5 million in fiscal 2002, as compared with $5.8 million in fiscal 2001 and $2.8 million in fiscal 2000.

NUI Telecom is a non-facilities-based, full service telephone company that provides its customers with a single service solution for all their telecommunications requirements. Serving approximately 11,000 business and commercial customers, NUI Telecom's products and services include local, long distance, cellular, internet, and data communications. NUI Telecom's operating revenues, along with those of the products lines managed for TIC, were $36.9 million in fiscal 2002, $14.6 million in fiscal 2001, and $5.2 million in fiscal 2000. NUI Telecom generated margins of $12.2 million in fiscal 2002, $5.1 million in fiscal 2001, and $0.8 million in fiscal 2000.

UBS provides customer information systems and services and non-financial asset management systems and services to investor-owned and municipal utilities, as well as third-party providers in the gas, water and wastewater markets.  Wins CIS®, a premiere customer information system developed and maintained by UBS, is presently serving approximately 60 clients with state-of-the-art capabilities in support of more than one million customers. United Water, the largest CIS client for UBS, accounts for approximately thirty-five percent of UBS revenue.  In addition to generating over eight million bills in fiscal 2002, UBS continues to assist clients in related areas such as automatic meter reading, payment processing, and account recovery.  UBS is now rolling out its web-enabled version of Wins CIS®, and plans to address the clients' customers' need to access their accounts via the Web in the near-term. Asset management services are currently provided to 8 clients and include geospatial information system (GIS) mapping, pipe network modeling, and work management. UBS's operating revenueswere $4.5 million in fiscal 2002, $4.6 million in fiscal 2001, and $3.9 million in fiscal 2000. UBS had margins of $2.9 million in fiscal 2002, $3.3 million in fiscal 2001, and $2.5 million in fiscal 2000.

The company has appliance service businesses in New Jersey and Florida that complement NUI's natural gas utility service in those states. During fiscal 1999, the company completed the separation of its appliance servicing and leasing business from its Distribution Services segment. These businesses sell and install heating units such as furnaces and gas boilers, air conditioners and water heaters, as well as repair and install gas-fired appliances such as ranges, grills, pool heaters and gas lamps. The New Jersey division offers service contracts that cover the cost of repairs for most of these types of appliances. In addition, the Florida appliance business also provides leasing and financing for gas appliances. The appliance group generated operating revenues of $14.4 million in fiscal 2002, $13.3 million in fiscal 2001, and $12.3 million in fiscal 2000. The appliance group had operating margins of $5.2 million in fiscal 2002, $4.0 million in fiscal 2001, and $3.6 million in fiscal 2000

Other NUI Operations

NUI Environmental Group, Inc. (NUI Environmental) was formed in fiscal 1996 to develop a solution to the rapidly decreasing accessibility of the New York/New Jersey Harbor to international commercial shipping traffic. On December 23, 1998, NUI Environmental was selected from a group of sixteen firms that responded to a request for proposal by the State of New Jersey to participate in a Sediment Decontamination Demonstration Project designed to identify new technologies for decontamination of the dredged material from the Harbor. During fiscal 2001, NUI Environmental completed its work on a $485,000 contract from the State of New Jersey for a Pilot Study to demonstrate the effectiveness of an innovative process for the treatment of dredged material from the Harbor. The Sediment Decontamination Program involves two phases: the Pilot Study and a full-scale Demonstration Project. NUI Environmental has proven the effectiveness of the NUI Dredged Material Process by successfully completing the Pilot Study phase. NUI Environmental received a draft contract from the State of New Jersey for the Demonstration phase in December 2002. The draft contract has a funding level of $2.0 million; it is currently under internal legal review. The purpose of the Demonstration phase is to prove the economics of the NUI Dredged Material Process (patent pending).

During September 2002, the company began seeking a buyer for NUI Environmental. While the company believes that it has demonstrated the effectiveness of the technology, rather than commit the capital resources necessary to fully deploy it in the form of building a decontamination facility using its patented processes, the company believes it is in its best interests to sell NUI Environmental at this time. Accordingly, the operating results of NUI Environmental have been included in discontinued operations for all periods presented (see Note 10 of the Notes to the Consolidated Financial Statements).

Persons Employed

As of September 30, 2002, the company employed a total of 1,144 persons, of which 270employees in New Jersey were represented by the Utility Workers Union of America (Local 424) and 52 employees were represented by the Communications Workers of America (Local 1023). In addition, 82 employees in Florida were represented by the Utility Workers of America (Locals 769 and 385). The Utility Workers Union of America collective bargaining agreement with the New Jersey union became effective November 21, 2001, and expires onNovember 20, 2005. The collective bargaining agreement in Florida was negotiated on March 31, 2001, and expires on March 31, 2004.  The Communications Workers of America contract became effective November 1, 2000 and expires on March 31, 2003.

Persons employed by segment are as follows: Distribution Services segment-660; Wholesale Energy Marketing and Trading-78; and Retail and Business Services-250 persons. In addition, the corporate office of NUI employed a total of 156 persons, which employees primarily work in shared services for the entire corporation.

Available Information

The company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the Commission).  Any document the company files with the Commission may be read or copied at the Commission's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Please call the Commission at 1-800-SEC-0330 for further information on the public reference room.  The company's Commission filings are also available at the Commission's Web site at http: // www.sec.gov  or the company's Web site at http: // www.nui.com. The information on NUI's Web site is not incorporated by reference into and is not made a part of this report.

Item 2. Properties

The company owns approximately 6,200 miles of installed steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment. In addition, the company owns peak-shaving plants, including a liquefied natural gas storage facility in Elizabeth, New Jersey.

The company also owns real property in Union, Middlesex, Mercer, Morris, Warren, Sussex and Hunterdon counties in New Jersey, and in Dade, Broward, Brevard, Indian River and St. Lucie counties in Florida, portions of which are under lease to others. The company's properties include office buildings in Hialeah and Rockledge, Florida that serve as the principal operating offices for the Florida operations. The company also owns various service centers in New Jersey, Florida, and Maryland from which the company dispatches service crews and conducts construction and maintenance activities.

The company leases office space in Bedminster, New Jersey that serves as its corporate headquarters, and leases certain other facilities in New Jersey, Florida and Virginia that are operated as customer business offices or operating offices. The company also leases approximately 200,000 square feet in an office building in Union, New Jersey.

Virginia Gas owns the approximately 600 acres that comprise the Saltville facility.  The Early Grove Field is situated on land not owned by the company.

Subject to minor exceptions and encumbrances, all other property materially important to the company and all principal plants are owned in fee simple, except that most of the mains and pipes are installed in public streets under franchise or statutory rights or are constructed on rights of way acquired from the apparent owner of the fee.

Item 3. Legal Proceedings

On October 28, 2002, a lawsuit captioned Jack Klebanow, on behalf of himself and all others similarly situated Vs. NUI Corporation and John Kean, Jr. was filed in the United States District Court for the District of New Jersey. On October 31, 2002, a lawsuit captioned Gisela Friedman, on behalf of herself and all others similarly situated Vs. NUI Corporation and John Kean, Jr. was filed in the United States District Court for the District of New Jersey. On November 6, 2002, a lawsuit captioned Thomas Davis, on behalf of himself and all others similarly situated Vs. NUI Corporation and John Kean, Jr. was filed in the United States District Court for the District of New Jersey.  These three lawsuits are substantially similar.  The plaintiffs are shareholders who assert claims on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, except for the Friedman complaint which asserts a class period of July 26, 2001 to October 17, 2002.  The plaintiffs allege that the company and its president and chief executive officer violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  Specifically, the plaintiffs allege that the company failed to disclose that it was experiencing problems with regard to increased costs in its telecommunications business; increased costs of insuring its medical benefits; a rise in bad debt from its customers; and a decline in the value of its pension plan assets.  The plaintiffs allege that these non-disclosed costs put a strain on the company's operating margins, and on October 18, 2002, caused the company to announce that it would sustain greatly reduced earnings for fiscal years 2002 and 2003.  Based upon these allegations, the plaintiffs allege claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934, and seek unspecified monetary damages, pre- and post-judgment interest, attorneys' fees and experts' fees, costs, and any other available relief.  In addition, on December 23, 2002, a law firm made a public announcement with respect to a lawsuit purportedly filed in the Southern District of New York on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002 against NUI Corporation and John Kean, Jr., alleging violations under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the announcement alleges that the company knowingly or recklessly failed to properly record fixed cost expenses, accrue necessary pension expenses and reserve adequate amounts for its self-insured medical benefits in its quarterly financial statements.  At this time, the company has not been served with the purported complaint. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

The company is also involved in various other claims and litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 2002.

The company's 2003 Annual Meeting of Shareholders will be held on Tuesday, March 11, 2003. The record date for the 2003 annual meeting will be Friday, January 24, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

NUI common stock is listed on the New York Stock Exchange and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported price range per share of NUI common stock for the two years ended September 30, 2002, were as follows:

	Quarterly Cash	Price Range
	Dividend	High	Low

Fiscal 2002:
First Quarter	$0.245	$24.40	$20.18
Second Quarter	0.245	25.00	21.35
Third Quarter	0.245	27.50	24.24
Fourth Quarter	0.245	27.45	15.87

Fiscal 2001:
First Quarter	$0.245	$33.94	$27.88
Second Quarter	0.245	32.31	25.31
Third Quarter	0.245	27.03	20.10
Fourth Quarter	0.245	23.95	20.08

There were 5,177 shareholders of record of NUI common stock at November 30, 2002.

It is the company's intent to continue to pay quarterly dividends in the foreseeable future. NUI's dividend policy is reviewed on an ongoing basis and is dependent upon the company's expectation of future earnings, cash flow, financial condition, capital requirements and other factors.

The company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the company was permitted to pay $40.9 million of cash dividends at September 30, 2002.

Common Stock Issued in Conjunction with Acquisitions. The company has issued shares in conjunction with several acquisitions within the past three years, which have not been registered under the Securities Act of 1933. A description of these transactions follows.

(1)     International Telephone Group, Inc. (ITG). On November 12, 1999, the company closed on its acquisition of ITG (ITG subsequently changed its name to NUI Telecom). The acquisition was treated as a merger whereby ITG merged with and into a subsidiary of the company. The purchase price totaled $3.8 million and included the issuance of 113,200 shares of NUI common stock, with the remainder paid in cash. Pursuant to the terms of the Agreement and Plan of Merger, the previous holders of ITG stock were issued an additional 47,136 shares on December 17, 2001 for meeting certain earnings targets. The shares were issued as a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933.

(2)     Virginia Gas Distribution Company (VGDC) and Virginia Gas Storage Company (VGSC). Pursuant to the Stock Purchase Agreement between the company and Mr. H.A. Street and Mrs. Edith Street (the Streets), on October 5, 2001, the company issued to each of the Streets 72,324 (144,648 total) unregistered shares of NUI common stock as partial consideration for each of the Streets' respective 25 percent ownership of VGDC and VGSC. The shares were issued under a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933.

(3)     Norcom, Inc. (Norcom). Pursuant to the Asset Purchase Agreement and Plan of Reorganization between the company and Norcom and its shareholders named therein, on August 28, 2002, the company issued to owners of Norcom 216,039 unregistered shares of NUI common stock to acquire certain assets of Norcom. The company has agreed to register these shares and anticipates filing a Registration Statement on Form S-3 on or about December 30, 2002.

Item 6. Selected Financial Data

Selected Consolidated Financial Data (in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2002	2001*	2000*	1999	1998

Operating Revenues	$ 556,468	$ 659,866	$498,744	$435,333	$441,759
Income from Continuing Operations	$ 16,159	$ 27,356	$ 20,643	$ 23,322	$ 12,244
Net Income (Loss)	$ (15,888)	$ 16,313	$ 20,558	$ 24,560	$ 12,314
Income from Continuing Operations Per Share	$ 1.08	$ 2.05	$ 1.60	$ 1.83	$ 0.98
Net Income (Loss) Per Share	$ (1.06)	$ 1.22	$ 1.59	$ 1.93	$ 0.98
Dividends Paid Per Share	$ 0.98	$ 0.98	$ 0.98	$ 0.98	$ 0.98

Total Assets	$1,041,292	$1,146,391	$911,268	$844,226	$776,847
Capital Lease Obligations	$ 10,743	$ 3,188	$ 4,191	$ 2,599	$ 8,566
Long-Term Debt	$ 309,017	$ 308,989	$268,947	$268,911	$229,098
Common Shareholders' Equity	$ 288,252	$ 274,727	$250,896	$237,318	$222,992
Common Shares Outstanding	15,990	13,755	12,929	12,750	12,680

Notes to the Selected Consolidated Financial Data:

* Consolidated Financial Statement amounts for fiscal years 2000 and 2001 have been restated (see Note 2 of the Notes to the Consolidated Financial Statements).

** The Consolidated Financial Statements for fiscal years 1999 and 1998 were not affected by the restatements.

In fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Accordingly, the results of operations of those NUI entities that have been or will be disposed of have been reported as discontinued operations for all years presented. See Note 10 of the Notes to the Consolidated Financial Statements.

Net loss for fiscal 2002 includes a cumulative effect of a change in accounting charge due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which decreased net income by $17.6 million (after tax), or $1.18 per share.

During fiscal 2002, the company adopted the net basis reporting provision of EITF 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (see Note 1 of the Notes to the Consolidated Financial Statements).

Net income for fiscal 2000 includes a gain on the sale of assets, which increased net income by $1.7 million (after tax), or $0.13 per share.

Net income for fiscal 1999 includes a pension settlement gain and other non-recurring items.  The effect of these items increased net income by $2.3 million (after tax), or $0.18 per share.

Summary Consolidated Operating Data

	Fiscal Years Ended September 30,
	2002	2001*	2000*	1999	1998

Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$ 231,723	$272,445	$208,440	$197,799	$197,955
Commercial	82,823	115,683	85,736	82,285	90,739
Industrial	9,097	12,325	8,950	8,694	19,684
Interruptible Sales	41,339	80,804	63,370	49,110	89,342
Unregulated Sales	101,134	134,982	95,111	65,134	21,030
Transportation Services	47,195	40,737	41,594	37,634	33,338
Telecommunications, Customer Service and Other	74,200	46,600	24,196	18,257	17,811
Total Revenues	587,511	703,576	527,397	458,913	469,899
Revenues by Discontinued Operations	(31,043)	(43,711)	(28,653)	(23,580)	(28,140)
Operating Revenues from Continuing Operations	$556,468	$659,865	$498,744	$435,333	$441,759

Gas Sold or Transported (MMcf)
Firm Sales:
Residential	21,183	25,148	23,167	22,064	21,771
Commercial	8,776	11,616	10,839	11,058	12,076
Industrial	1,206	1,368	1,430	1,584	4,463
Interruptible Sales	10,975	13,380	15,929	16,420	13,183
Unregulated Sales	103,718	94,972	145,642	168,748	163,418
Transportation Services	39,557	35,205	35,235	32,601	30,831
	185,415	181,689	232,242	252,475	245,742

Average Utility Customers Served
Firm Sales:
Residential	356,933	353,397	348,626	344,448	338,958
Commercial	24,058	23,848	23,474	23,320	23,407
Industrial	264	263	253	254	275
Interruptible Sales	40	47	45	56	111
Transportation Services	4,064	3,854	3,787	3,535	2,948
	385,359	381,409	376,185	371,613	365,699

Degree Days in New Jersey	3,973	5,036	4,579	4,381	4,356

Employees (year-end)	1,144	1,599	1,078	1,049	1,081

Ratio of Earnings to Fixed Charges	2.03	2.49	2.38	2.66	1.86

* As Restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the company's historical results of operations and financial condition should be read in conjunction with the company's consolidated financial statements and the related notes.

Overview

The following discussion and analysis refers to NUI Corporation and its subsidiaries (collectively referred to as "NUI", the "company", "we" or "our"). The company is a diversified energy company that is primarily engaged in the sale and distribution of natural gas, energy commodity trading and portfolio management, retail energy sales and telecommunications. Its local distribution operations provided natural gas and related services during fiscal 2002 to more than 385,000 customers in seven states along the eastern seaboard of the United States and comprised Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas. Virginia Gas is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a full-service telecommunications services subsidiary; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary.

As of September 30, 2002, the company has classified North Carolina Gas, Valley Cities Gas, Waverly Gas, NUI Environmental, and certain product lines of TIC as discontinued operations (see Note 10 of the Notes to the Consolidated Financial Statements).

Results of Operations

Consolidated Review of Results of Operations

The following discussion is intended to provide an overview of consolidated results for fiscal years 2002, 2001 and 2000. Following this discussion is a more detailed overview of the results for NUI's three business segments.

Net Income (Loss).  NUI incurred a net loss for fiscal 2002 of $15.8 million, or $1.06 per share, as compared with net income of $16.3 million, or $1.22 per share in fiscal 2001, and net income of $20.6 million, or $1.59 per share, in fiscal 2000. The results of operations for fiscal 2001 and 2000, as well as the first three quarters of fiscal 2002 have been restated (see Note 2 of the Notes to the Consolidated Financial Statements). The decrease in income during the current fiscal year was primarily due to the company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which resulted in a one-time, non-cash transitional impairment charge of $17.6 million (after-tax), or $1.18 per share (see Note 8 to the Notes to the Consolidated Financial Statements), and losses incurred by certain product lines within the company's TIC Enterprises subsidiary, which operations are classified as discontinued operations. The decrease in net income during fiscal 2001 as compared to fiscal 2000 was primarily due to losses incurred by TIC Enterprises as a result of the severe downturn in the telecommunications equipment market. As further discussed in Note 4 of the Notes to the Consolidated Financial Statements, NUI acquired the remaining 51 percent of TIC on May 15, 2001. Prior to that date, NUI owned 49 percent of TIC and accounted for this investment under the equity method of accounting.

Income from Continuing Operations. Income from continuing operations was $16.2 million, or $1.08 per share, compared with $27.4 million, or $2.05 per share, in fiscal 2001, and $20.6 million, or $1.60 per share, in fiscal 2000. Fiscal 2002's results were adversely affected by the significantly warmer weather in New Jersey, which was 21 percent warmer than fiscal 2001 and 13 percent warmer than fiscal 2000. The current year results were also impacted by the weakened economy, and higher operations and maintenance expenses. Operating expenses in fiscal 2002 increased as a result of a $3.9 million lower pension credit (see below), and increased costs by NUI Telecom associated with their rapid growth in customers. The company also recorded a non-recurring restructuring cost of $1.2 million in fiscal 2002, related to severance costs as a result of workforce reductions (see Note 11 of the Notes to the Consolidated Financial Statements).

As further discussed in Note 19 of the Notes to the Consolidated Financial Statements, the company's pension credit included in operations and maintenance expenses has declined significantly from $5.8 million in fiscal 2000 to only $0.5 million in fiscal 2002. The decrease in the pension credit over the past two fiscal years was primarily due to a significant decline in the market value of the pension fund assets from $131.3 million at September 30, 2000 to $92.4 million at September 30, 2002, as well as the impact of lower discount rates and actuarial losses. The company expects that in fiscal 2003, we will have pension expense (as opposed to pension credit) of approximately $4 million further reflecting the matters discussed above, as well as a lower return on asset assumption. At this time, NUI does not expect that it will be required to make a cash funding contribution in fiscal 2003.

The increase in income from continuing operations during fiscal 2001 as compared to fiscal 2000, was primarily due to increased revenues from the company's natural gas distribution business resulting from colder weather in New Jersey and a significant increase in operating margins from the company's Energy Brokers subsidiary (see below). The company recognized a $1.7 million, or $0.13 per share, after-tax gain on the sale of certain real estate assets during fiscal 2000.

Earnings per share for fiscal years 2002 and 2001 reflect the effects of dilution as a result of increased shares outstanding. During fiscal 2002, NUI completed a 1.725 million common stock offering and also issued shares related to certain acquisitions and benefit plans (see discussion below of results by business segment and Liquidity and Capital Resources). Shares outstanding increased during fiscal 2001 primarily due to shares issued to acquire Virginia Gas.

Interest Expense. Interest expense decreased by $0.9 million to $21.2 million, as compared to $22.1 million in fiscal 2001, primarily due to lower interest rates on short-term borrowings, and a full year's interest income on the company's under-collection of gas costs in New Jersey (see Regulatory Matters).

Interest expense increased by $3.4 million in fiscal 2001 as compared to fiscal 2000, as a result of higher average borrowings, mainly due to the lag in collections of purchased gas costs from customers in New Jersey.

Income Taxes. Changes in income tax expense in each of fiscal years 2002, 2001 and 2000 were due to the level of pre-tax income. Income taxes are also included within the net results of discontinued operations and the change in accounting. See Note 18 of the Notes to the Consolidated Financial Statements for a further discussion of the company's Federal and state income taxes.

Discontinued Operations. After-tax losses from discontinued operations during fiscal 2002 were $14.4 million, or $0.96 per share, compared to losses of $11.0 million, or $0.83 per share during fiscal 2001. The higher losses during fiscal 2002 were primarily due to approximately $2.6 million of higher after-tax losses by TIC's telephone equipment and United States Postal Service (USPS) lines of business during the year and approximately $0.3 million of additional costs incurred by NUI Environmental to develop its remediation processes.

After-tax losses from discontinued operations during fiscal 2000 were $0.1 million, or $0.01 per share. The additional losses during fiscal 2001 were primarily due to after-tax operating losses of $5.9 million by TIC's telephone equipment sales and USPS product lines following the May 15, 2001 acquisition (see Note 4 of the Notes to the Consolidated Financial Statements), and an additional $5.8 million of after-tax equity losses from the company's investment in TIC prior to the acquisition. These losses were partially offset by lower costs incurred by NUI Environmental to develop its remediation processes during fiscal 2001.

Business Segment Review of Results of Operations

The following is a discussion of the company's business segment results of operations and are presented on an EBIT basis. EBIT stands for "Earnings before Interest and Taxes" and represents one of the financial measures that NUI uses to internally manage its business. EBIT should not be construed as an alternative to net income or cash flow from operating activities as determined by Generally Accepted Accounting Principles. Included in operations and maintenance expenses for each of NUI's business segments are allocations of corporate costs related to shared service functions such as human resources, accounting and information technology, which are allocated based on the company's cost allocation policy. In addition, the company has corporate operations that incurred operations and maintenance expenses of $3.3 million, $3.1 million and $1.2 million in fiscal years 2002, 2001 and 2000, respectively, principally related to the company's investment in various business ventures, which have not yet earned revenues. These costs are not allocated to our business segment results.

Distribution Services Segment

The company's Distribution Services segment distributes natural gas in four states through the company's regulated natural gas utility operations.  These operations are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, Elkton Gas (Maryland) and Virginia Gas Distribution. The company recently sold three of its natural gas utility operations: North Carolina Gas was sold in September 2002, and Valley Cities Gas and Waverly Gas were sold in November 2002 (see Note 10 of the Notes to the Consolidated Financial Statements). The results for these three operations are reflected in Discontinued Operations in the Consolidated Financial Statements for fiscal 2002, 2001 and 2000. The EBIT results for the remaining four utility operations are as follows:

(Dollars in thousands)	Fiscal 2002	Fiscal 2001*	Fiscal 2000*
Operating Revenues	$391,265	$489,551	$381,505
Purchased Gas and Fuel	221,731	312,676	211,333
Energy Taxes	10,719	12,907	11,571
Operating Margins	158,815	163,968	158,601
Operating Expenses:
Operations & Maintenance Expenses	85,439	81,765	83,781
Depreciation & Amortization	25,465	22,811	22,411
Taxes Other than Income	6,023	6,203	5,553
Total Operating Expenses	116,927	110,779	111,745
Other Income & Expense	(84)	5	(101)
Earnings Before Interest & Taxes (EBIT)	$41,804	$53,194	$46,755

*- As Restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Operating Revenues. Operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses utilized by the company's utility operations.  Such clauses enable the company to pass through to its utility customers, via periodic adjustments to customers' bills, increased or decreased costs incurred by the company for purchased gas without affecting operating margins. These purchased gas adjustments are authorized by regulatory authorities in the states in which the company operates. Since the company's utility operations do not earn a profit on the sale of the gas commodity, the company's level of regulated operating revenues is not necessarily indicative of financial performance.

Distribution Services operating revenues decreased by $98.3 million, or 20 percent, to $391.3 million during fiscal 2002, as compared to $489.6 million in fiscal 2001. The decrease in revenues was primarily attributed to lower gas prices charged under purchased gas adjustment clauses during fiscal 2002 (see Regulatory Matters), lower natural gas usage as a result of weather in New Jersey that was 23 percent warmer than normal and 21 percent warmer than the 2001 period, and the impact of the sluggish economy on all customer classes, but especially the commercial and industrial classes in both New Jersey and Florida. These factors were partially offset by an increase in revenues due to customer growth.

Distribution Services operating revenues increased by $108.0 million, or 28 percent, to $489.6 million in fiscal 2001 as compared to $381.5 million in fiscal 2000, mainly as a result of a significant increase in gas prices during fiscal 2001 (see Liquidity and Capital Resources), weather that was 10 percent colder than the prior year and customer growth. These increases were partially offset by a decrease in sales to certain interruptible industrial customers who switched to alternative fuels during part of the year as a result of the extremely high gas prices.

Operating Margins. Operating margins decreased by $5.2 million, or 3 percent, to $158.8 million in fiscal 2002 as compared to $164.0 million in fiscal 2001, mainly as result of the impact of the warm weather experienced during fiscal 2002 and the weakened economy. The company has a weather normalization clause in its New Jersey tariff, which is designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $8.5 million and $0.6 million higher in the fiscal 2002 and 2001 periods, respectively, than they otherwise would have been without such clauses. Historically, the company's weather normalization clause in New Jersey was based on a 30-year weather average and did not fully protect the company from the adverse impacts of warm weather. As a result of a new base rate increase, which went into effect on November 22, 2002, the weather normalization clause was adjusted to a 20-year weather average to better reflect current weather trends and should provide more stability of operating results and improved cash flows for NUI's New Jersey utility (see Regulatory Matters) beginning in fiscal 2003. However, the company does not anticipate any significant improvement in the economic outlook for natural gas sales in this segment in fiscal 2003.

Operating margins increased by $5.4 million, or 3 percent, in fiscal 2001 as compared to fiscal 2000, primarily due to weather that was 10 percent colder than the 2000 period, and customer growth. Partially offsetting these increases was lower margins from certain interruptible industrial customers who switched to alternate fuels during part of the 2001 heating season as result of significantly higher gas prices.

Operating Expenses. Operation and maintenance expenses increased by $3.6 million, or 4 percent, to $85.4 million in fiscal 2002 as compared with $81.8 million in fiscal 2001. The expense increase was mostly due to a lower pension credit of $0.5 million in fiscal 2002 as compared with $4.3 million in fiscal 2001, higher bad debts as a result of the weakened economy, and expenses associated with the New Jersey rate case. These cost increases were partially offset by lower overtime and operations expenses as result of the extremely warm weather. Operation and maintenance expenses decreased approximately $2.0 million in fiscal 2001 as compared to fiscal 2000 primarily due to lower corporate overhead costs.

Depreciation and amortization expense increased to $25.5 million in fiscal 2002 as compared to $22.8 million in fiscal 2001, mainly as a result of additional plant-in-service and additional technology assets placed into service. Fiscal 2002 includes a full year's depreciation related to an 83-mile distribution line through South-Central Florida, which went into service in October 2001. Depreciation and amortization increased only $0.4 million in fiscal 2001 as compared to fiscal 2000, due to a change in financing for the company's technology equipment. In fiscal 2001, the company entered into an operating lease for new technology equipment as opposed to owning this equipment, as had been done in earlier years.

Wholesale Energy Marketing and Trading Segment

The Wholesale Energy Marketing and Trading segment contains the operations of the company's Energy Brokers, subsidiary, and the storage and pipeline operations of Virginia Gas, as well as off-system sales made by Energy Brokers on behalf of the utility operations. Virginia Gas was acquired by NUI on March 28, 2001 (see Note 3 of the Notes to the Consolidated Financial Statements).

(Dollars in thousands)	Fiscal 2002	Fiscal 2001*	Fiscal 2000*
Operating Revenues	$107,125	$132,096	$93,092
Purchased Gas and Fuel	77,760	109,213	78,726
Energy Taxes	---	11	---
Operating Margins	29,365	22,872	14,366
Operating Expenses:
Operations & Maintenance Expenses	10,698	7,606	5,134
Depreciation & Amortization	2,319	692	68
Taxes Other than Income	706	422	160
Total Operating Expenses	13,723	8,720	5,362
Other Income & Expense	286	1,181	331
Earnings Before Interest & Taxes (EBIT)	$15,928	$15,332	$9,335

*- As Restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Operating Revenues. As further discussed in Note 1 of the Notes to the Consolidated Financial Statements, operating revenues for Energy Brokers and NUI Energy (see below) have been restated for fiscal years 2000-2002 as a result of adopting a provision in the Emerging Issues Task Force (EITF) Opinion 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10," which requires that all energy companies that follow the accounting under EITF 98-10 reflect their operating revenues on a net basis. In previous periods, Energy Brokers included both the cost of purchased gas and the operating margin earned on all of its physical energy transactions (physical volumes of gas bought and sold to third parties) in operating revenues and classified the cost of that gas as a component of Purchased Gas and Fuel on the Consolidated Statement of Income. Historically, Energy Brokers has recorded only the operating margin component for all of its financial trades (futures, options, swaps) and has classified these amounts as a component of purchased gas costs on the Consolidated Income Statement. Adopting the netting provision of EITF 02-03 had no net effect on these transactions other than to reclassify them to operating revenues rather than purchased gas costs. As a result of net-basis reporting, NUI reduced operating revenues and purchased gas and fuel line items by $425.8 million, $578.7 million and $456.4 million, in fiscal 2002, 2001 and 2000, respectively, with no changes to total operating margins.

Wholesale Energy Marketing and Trading operating revenues decreased approximately $25.0 million, or 19 percent, to $107.1 million in fiscal 2002 as compared to $132.1 million in fiscal 2001. The decrease was primarily due to a significant decrease in revenues of $32.9 million from utility off-system sales, resulting from lower natural gas prices, despite an increase in volumes of gas sold of 8.7 MMcf, or 9 percent.  Partially offsetting this decrease are increased operating revenues from Virginia Gas of approximately $5.5 million, which reflect a full year's operating results in fiscal 2002 as compared to six months results in fiscal 2001.

Operating revenues in fiscal 2001 increased approximately $39.0 million, or 42 percent, as compared to fiscal 2000, primarily as a result of higher revenues from utility off-system sales ($31.5 million) due to higher gas prices paid, and the acquisition of Virginia Gas ($2.8 million).

Operating Margins. Operating margins increased approximately $6.5 million, or 28 percent, to $29.4 million in fiscal 2002 as compared to $22.9 million in fiscal 2001. This increase was primarily attributed to additional margins of $5.7 million as result of a full year's inclusion of Virginia Gas and higher utility off-system sales margins of $0.7 million due to higher volumes sold. Margins from Energy Brokers were flat compared to fiscal 2001 at $19.4 million despite the unpredictable market conditions in the energy trading industry due largely to fewer creditworthy trading partners and lower natural gas price volatility. The company anticipates credit issues in the industry will continue into fiscal 2003, which may decrease or limit the growth in margins for Energy Brokers. In addition, as further discussed in Note 1 of the Notes to the Consolidated Financial Statements, the company is required to adopt the full provisions of EITF 02-03 on January 1, 2003. The effect of this standard on the accounting for Energy Brokers' results has not yet been determined.  However, certain energy contracts and gas inventories that are currently marked-to-market will no longer be accounted for on a mark-to-market basis beginning January 1, 2003, and the impact is expected to material to "Net Income" and "Derivative Assets and Liabilities."

Operating margins increased approximately $8.5 million, or 59 percent, in fiscal 2001 as compared with fiscal 2000, primarily due to an increase of $6.6 million from Energy Brokers, due to increased volatility in natural gas prices and the acquisition of Virginia Gas.

Operating Expenses. Operating and maintenance expenses, depreciation and amortization, and taxes other than income all increased in fiscal 2002 as compared to fiscal 2001 due to the inclusion of Virginia Gas for a full year.

The increase in these operating expenses in fiscal 2001 as compared to fiscal 2000 was due to the inclusion of Virginia Gas in the results of this segment from March 28, 2001, as well as higher commissions paid at Energy Brokers due to the significant increase in operating margins in fiscal 2001.

Other Income and Expense. Other income and expense in fiscal 2001 includes the equity income from Virginia Gas' 50 percent ownership interest in a distribution company and storage company. In October 2001, Virginia Gas completed the acquisition of the remaining interest in these entities, which results have now been consolidated.

Retail and Business Services Segment

The Retail and Business Services segment includes the operations of the company's NUI Telecom, UBS and NUI Energy subsidiaries, as well as the operations of the network services and wireless divisions of TIC and the appliance service business.

(Dollars in thousands)	Fiscal 2002	Fiscal 2001*	Fiscal 2000*
Operating Revenues	$58,078	$38,219	$24,147
Cost of Sales and Services	35,374	20,029	14,574
Operating Margins	22,704	18,190	9,573
Operating Expenses:
Operations & Maintenance Expenses	22,417	12,178	6,727
Depreciation & Amortization	3,290	2,956	2,504
Taxes Other than Income	661	625	428
Total Operating Expenses	26,368	15,759	9,659
Other Income & Expense	1	(56)	4
Earnings Before Interest & Taxes (EBIT)	$(3,663)	$2,375	$(82)

*- As Restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Operating Revenues. Retail and Business Services operating revenues increased by approximately $19.9 million, or 52 percent, to $58.1 million in fiscal 2002 from $38.2 million in fiscal 2001. This increase was due to increased revenues by NUI Telecom of approximately $22 million due to significant customer additions and additional product offerings. These customer additions were derived through both organic growth and through acquisitions (see Notes 5 and 6 of the Notes to the Consolidated Financial Statements). The appliance service business increased revenues by approximately $1.5 million due to improved pricing, new product offerings and additional installations. Partially offsetting these increases was a decrease of $3.4 million in revenues from NUI Energy due to warmer weather and a decline in, and subsequent stabilization of, natural gas prices during the current fiscal year as compared to the prior year, and lower revenues from UBS as a result of changes in its contract with a large customer. Such changes negatively impacted results in fiscal 2002, but will provide for favorable growth and improvement in results for UBS in fiscal 2003 and beyond. As noted above, NUI Energy's revenues have been reflected on a net basis in all three fiscal years due to the adoption of one of the provisions of EITF 02-03.

Operating revenues increased $14.1 million, or 58 percent, in fiscal 2001 as compared to fiscal 2000, primarily due to higher revenues from NUI Telecom and the inclusion of the network services and wireless divisions of TIC, which were consolidated upon the acquisition by the company of the remaining 51 percent interest in TIC on May 15, 2001.

Operating Margins. Retail and Business Services operating margins increased by approximately $4.5 million, or 25 percent, in fiscal 2002, to $22.7 million as compared with $18.2 million in fiscal 2001 due primarily to an increase in margins from NUI Telecom of $7.1 million. This increase reflects the continued growth in customers and product offerings for NUI Telecom since its acquisition by NUI in November 1999. Partially offsetting this increase was a decrease in operating margins of $3.4 million from NUI Energy, which resulted primarily from changes in the natural gas marketplace and warmer weather in the Northeast which caused NUI Energy to sell back excess gas supply previously committed to for expected usage by its customers into the marketplace for a loss. During fiscal 2001, natural gas prices climbed to unprecedented highs early in the fiscal year. When prices began to decline to more normal levels in the summer of fiscal 2001, NUI Energy customers signed up for longer-term contracts and NUI Energy was able to recognize increased margins. During fiscal 2002, natural gas prices were relatively flat which resulted in customers waiting to renew their long-term contracts and resulted in lower margins during the year. NUI Energy has begun a number of initiatives to mitigate both price and volume risk associated with its business, and is in the midst of a re-engineering effort to streamline its back office functions. This is expected to decrease the volatility of their results, as well as improve their overall financial performance in fiscal 2003. As further discussed in Note 1 of the Notes to the Consolidated Financial Statements, the company is required to adopt the full provisions of EITF 02-03 on January 1, 2003. The effect of this standard on the accounting for NUI Energy's results has not yet been determined.

Operating margins increased by $8.6 million in fiscal 2001 as compared with fiscal 2000, mainly due to an increase of $4.4 million from NUI Telecom's growth and $3.1 million from NUI Energy as a result of the impact of natural gas pricing as discussed above.

Operating Expenses.  Operations and maintenance expenses, depreciation and amortization, and taxes other than income for the Retail and Business Services segment increased in total by $10.6 million, or 67 percent, to $26.4 million in fiscal 2002 as compared with $15.8 million in fiscal 2001, and increased $6.1 million, or 64 percent, in fiscal 2001 as compared to fiscal 2000. The increase in operating expenses in both fiscal 2002 and fiscal 2001 was mainly due to significantly higher operating expenses at NUI Telecom. With the significant customer growth experienced by NUI Telecom over the past several years, and its recent acquisitions of new businesses, expenses associated with back office functions such as customer service, provisioning and finance were required to support these customer additions. During the second half of fiscal 2002 and into fiscal 2003, NUI Telecom has begun work on various information systems improvements and the integration of its new businesses to streamline these functions thereby improving its operating performance. In addition, operations and maintenance expenses increased as a result of higher bad debt expenses of $1.3 million due to the weaker economy in fiscal 2002.

Regulatory Matters

On November 22, 2002, Elizabethtown Gas Company received approval from the New Jersey Board of Public Utilities (NJBPU) to increase its base rates by an annual amount of $14.2 million, or approximately 5 percent.  The increase is effective immediately and covers a portion of the costs of plant investments and higher operating expenses incurred since the company's last base rate increase twelve years ago.  The new rates are based on a return on equity of 10.0 percent and an overall rate of return on rate base of 7.95 percent.  The rate order also revised the normal weather pattern upon which base rates and Elizabethtown's Weather Normalization Clause are set from a 30-year to a 20-year weather average to better reflect current weather trends.  In addition, the company was allowed to increase service charges to various rate classes of customers to better reflect the cost of providing service to these customers.

On November 1, 2000, the NJBPU issued an order approving an increase in the New Jersey purchased gas adjustment (PGA) clause by 17.3 percent. The rate increase was effective immediately and resulted in a revenue increase of approximately $47 million annually. In addition, the company was allowed to increase the PGA through a Flexible Pricing Mechanism (FPM), which allowed the company to make additional pricing adjustments on a monthly basis of approximately 2 percent each month between December 2000 and April 2001. On March 30, 2001, the NJBPU issued an order approving the company's request to extend the monthly 2 percent increases through July 2001.  Each of the FPM increases resulted in additional revenues of up to $6 million on an annual basis. The increases in the PGA rate were granted to cover the higher costs of natural gas purchases, which had risen from about $2.50 per dekatherm in July 1999 to more than $10.00 per dekatherm in January 2001 (see Liquidity and Capital Resources).

In addition, the March 30, 2001 order allowed the company to begin recording interest on its under-recovered gas cost balance, and to establish a new Gas Cost Under-recovery Adjustment (GCUA) to recover the gas cost under-recovery balance as of October, 31, 2001, with associated interest at a fixed rate of 5.5 percent per annum over a three-year period from December 1, 2001 through November 30, 2004. In addition, pursuant to the order, the company was required to make a filing on November 15, 2001, to establish a new PGA rate designed to recover purchased gas costs for the period November 1, 2001, through September 30, 2002. In that filing, the company requested approval to decrease its PGA rate and implement its GCUA rate, with a net effect representing a decrease of 12.7 percent in residential customer bills.  The NJBPU approved the company's request on an interim basis and these changes became effective on December 1, 2001.

On January 16, 2001, the company's City Gas Company of Florida division received approval from the Florida Public Service Commission to increase its annual base rates by $5.13 million. The increase represents a portion of the company's request to cover the cost of service enhancements and reliability improvements since City Gas' last base rate increase in 1996. The new rate level provides for an allowed return on equity of 11.5 percent and an overall allowed rate of return of 7.88 percent.

In response to the Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the company to continue offering basic gas supply service through December 2002. On January 17, 2002, the NJBPU issued an order that continued the obligation of all New Jersey gas utilities to provide basic gas supply service until it has had an opportunity to fully investigate major policy issues relating to pricing structure and gas supply reliability.  No timetable has been established for completion of such a review.  As of September 30, 2002, no residential customers in the company's New Jersey service territory have switched to an alternative gas supplier.

Liquidity and Capital Resources

The company had cash provided by operating activities of $62.5 million in fiscal 2002, compared to net cash used by operating activities of $23.3 million in fiscal 2001, and cash provided by operating activities of $42.0 million in fiscal 2000. The increase in the amount of cash provided by operating activities during the fiscal year ended September 30, 2002, was primarily due to substantial decreases in fuel inventories, reduction of the amount of margin collateral provided to trading partners, and collections of under-recovered gas costs as a result of the company's ability to collect the large under-recovered gas balance that existed at September 30, 2001 over a period of three years. Included in the cash used by operations for fiscal 2001 was a significant increase in under-recovered gas costs due to the increase in the price of natural gas experienced during the fiscal year. As noted in Regulatory Matters, these under-recovered gas costs are now a component of regulatory assets and will be recovered with associated interest over a three-year period. The decrease in fiscal 2001, as compared with fiscal 2000, was primarily due to significantly higher gas prices paid during the year.

During fiscal 2002, the company sought to strengthen its balance sheet by reducing short-term indebtedness through the issuance of equity, sales of assets, and additional long-term financing at attractive rates. The company will continue to focus on reducing short-term indebtedness during fiscal 2003 through the collection of under-recovered gas costs discussed above, additional asset sales, and consideration of opportunistic longer-term debt or equity financing. Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions. Due to the large increase in the cost of natural gas last year and the build up of under-recovered gas costs noted earlier, the company has needed to raise capital through the issuance of long-term debt and draw downs of short-term financing under its various lines of credit. On January 31, 2002, the company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which enables the company to issue various types and combinations of securities, including common stock, preferred stock and debt, from time to time, up to an aggregate of $150 million. The shelf registration will enable NUI to raise funds from the offering of any security covered by the shelf registration statement, as well as any combination thereof, subject to market conditions and the company's capital needs.

The company sold 1.725 million shares of common stock for net proceeds of approximately $37.0 million during March 2002 under the shelf registration statement. The proceeds from the sale were used to pay down short-term debt.

The company completed the sale of its North Carolina Gas subsidiary on September 30, 2002, for approximately $26 million (see Note 10 of the Notes to the Consolidated Financial Statements) and completed the sale of its Valley Cities Gas and Waverly Gas subsidiaries on November 7, 2002, for approximately $15 million (see Capital Expenditures and Commitments- Sale of Valley Cities Gas and Waverly Gas). The company also completed the sale of its Virginia Gas Propane Company subsidiary on October 11, 2001, for approximately $4 million (see Capital Expenditures and Commitments- Sale of Virginia Gas Propane Company), and completed the sale of its Virginia Gas Exploration Company and Virginia Gas Marketing Company subsidiaries on March 1, 2002, for approximately $1 million (see Capital Expenditures and Commitments- Sale of Virginia Gas Exploration Company and Virginia Gas Marketing Company). The proceeds of these transactions were used to further reduce short-term debt.

During August 2002, the company completed a sale/leaseback transaction related to gas meters at its City Gas of Florida subsidiary, which enabled the company to raise approximately $9 million.  This transaction, which was recorded as a capital lease, bears interest at 4.98 percent and will be repaid over 10 years. The proceeds were used toward the repayment of the $20 million of medium-term notes bearing interest at 7.125 percent that matured on August 1, 2002.

The company does not have any off-balance sheet financing; however, the company is a 50 percent member of a joint venture that is developing storage assets and is required to provide funding toward the development of these assets for their intended purpose (see Capital Expenditures and Commitments- Joint Venture with Duke Energy for further discussion).

As a result of the factors discussed above, during fiscal 2002, the company reduced its total short-term debt by approximately $75.5 million, or 36 percent, from approximately $209.5 million at September 30, 2001, to approximately $134.0 million at September 30, 2002. The company expects improved cash flow from operations during fiscal 2003 as a result of the following factors: the collection of under-recovered gas costs of approximately $20 million; the collection of weather normalization recoveries of approximately $8 million related to the warmer than normal weather experienced during fiscal 2002; improved profitability as a result of the outcome of the Elizabethtown Gas rate case; and reduced losses from discontinued operations related to the company's TIC Enterprises and NUI Environmental subsidiaries. As noted above, the company raised approximately $15 million from the sale of its Valley Cities Gas and Waverly Gas subsidiaries. The company has also negotiated another meter-leasing arrangement with a financial institution related to $33 million of gas meters in New Jersey that it expects would close during the second quarter of fiscal 2003 pending NJBPU approval and favorable market conditions at that time. The company will continue to explore advantageous financing arrangements that would enable the company to reduce rates or extend the maturity of existing short-term debt.

The company is considering issuance of additional equity during the latter portion of fiscal 2003 or in fiscal 2004 pending favorable market conditions in order to further reduce debt and move toward a desired capital structure of 50 percent debt and 50 percent equity.

On June 6, 2002, Moody's Investors' Service (Moody's) placed the debt ratings of NUI Corporation and its subsidiary, NUI Utilities, Inc. (NUI Utilities), on review for possible downgrade. NUI Utilities is a wholly-owned subsidiary of NUI that owns the company's six utility operating divisions. Moody's cited that it would assess NUI's prospects for improving its debt coverage ratios and its financial position as the company redeploys cash from the sales of its utility operations toward debt reduction and toward achieving operating efficiencies. Moody's also indicated that it would monitor progress being made by NUI Utilities' Elizabethown Gas division in obtaining approval from the NJBPU for a base rate increase the company filed for during April 2002. Additionally, Moody's indicated that it would monitor the progress made by NUI toward selling its TIC Enterprises subsidiary, and in improving the profits and cash flows of its non-utility subsidiaries.

On September 9, 2002, Moody's downgraded the company's debt rating from Baa-1 to Baa-2. Moody's also downgraded the debt rating of NUI Utilities from A-3 to Baa-1. As a result of this downgrade, the company's cost of borrowing under its short-term credit facilities increased 12.5 basis points or 0.125 percent and the cost of borrowing for NUI Utilities increased 10 basis points or 0.10 percent.

On October 21, 2002, Moody's again placed the debt ratings for the company and NUI Utilities on review for possible downgrade.  Moody's cited that it will assess the rate case decision of the company's Elizabethtown Gas division, which was expected toward the end of calendar 2002; the results of the three-year audit; and management's decisions regarding the future of under-performing non-utility businesses.

The company expects that Moody's will complete its review and reach a decision regarding the company's debt ratings during January 2003. Should the company's or NUI Utilities' current debt ratings be downgraded, this would adversely affect the company's and/or NUI Utilities' cost of borrowing under the company's short-term credit facility and potentially increase the collateral requirements of the company's energy trading business.  The company has made significant progress in addressing the issues cited by Moody's and a number of factors, as discussed above, are expected to have a materially positive impact upon the company's profitability, cash flows, financial position and ability to service its debt during fiscal 2003 and beyond, The company is actively working to address any remaining issues or concerns by Moody's in an attempt to prevent a downgrade. However, there can be no assurance that a downgrade can be avoided.

Outlook for Fiscal 2003. As a result of the factors discussed above, the company believes that the cash provided by operations during fiscal 2003, combined with the already completed sale of Valley Cities Gas and Waverly Gas, the expected proceeds from the meter lease during the second quarter of the 2003 fiscal year, and the renewal of its short-term borrowing arrangements and/or its ability to raise capital under its current shelf registration statement will enable the company to meet its obligations for the current fiscal year. Additional discussion of certain items noted above follows.

Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $164.3 million at 3.1 percent in fiscal 2002, $161.2 million at 6.2 percent in fiscal 2001, and $75.3 million at 6.7 percent in fiscal 2000. At September 30, 2002, the company had outstanding notes payable to banks amounting to $128.7 million and available unused lines of credit amounting to $96.3 million.

In October 2002, NUI and NUI Utilities amended their existing Credit Agreements with their bank lenders. The amendments to both Credit Agreements removed the requirement to maintain a minimum credit rating, and added provisions providing for increases in the interest rates and facility fees payable corresponding to credit ratings at and below the credit ratings that were previously required under the Credit Agreements. In addition, the minimum fixed charge coverage ratio required pursuant to the NUI Corporation Credit Agreement was amended from 1.75x to 1.50x for quarters ended on or after September 30, 2002. The NUI Corporation Credit Agreement also was amended to modify the fixed charge coverage ratio test to allow for the add back of certain one-time predominantly non-cash charges associated with NUI Corporation's implementation of SFAS 144 and SFAS 142 with respect to NUI Corporation's investment in TIC. The omission of the add-backs in the Credit Agreement covenant prior to the amendment resulted in NUI Corporation being in technical default under the Credit Agreement during fiscal 2002.  Because the original Credit Agreement did not allow for such add backs, NUI Corporation's income under the original Credit Agreement covenant calculations was reduced by approximately $13.6 million to account for after-tax losses recorded during fiscal 2002 for discontinued operations of TIC pursuant to SFAS 144, and by approximately $17.6 million because of the adoption of SFAS 142 which related to the carrying value of the goodwill of NUI Corporation's TIC subsidiary.  The amendments to the NUI Corporation Credit Agreement cured the technical default thereunder.  In addition, both credit agreements were amended to allow the borrowers to enter into up to $50 million aggregate of sale/leaseback transactions to permit NUI Utilities' Elizabethtown Gas subsidiary to consummate a contemplated sale/leaseback of certain gas meters and related equipment in the amount of approximately $33 million, upon approval of the NJBPU. The company expects to be in compliance with the new terms of the financial covenants during fiscal 2003.

The company's lines of credit, under which the company had the ability to borrow up to $225 million, expired on December 18, 2002. As a result of the reduced amount of short-term indebtedness outstanding, and the company's expected lower requirements for short-term credit going forward, at the company's request, the lenders in the company's bank group unanimously agreed to extend the maturity of $195 million of the notes payable through February 12, 2003, which is past the typical cyclical peak of the company's credit needs in December of each year. The company has also received written commitments from a majority of its lenders to extend the maturity of $130 million of the credit facility from that date through February 2004, and is continuing to negotiate with other lenders for a similar commitment. The company believes that it will be able to negotiate sufficient extensions of its credit facility through February 2004 to satisfy its current credit needs as well as to provide a contingency reserve for potential unforeseen events, such as possible higher gas inventory costs if natural gas prices should increase. However, there is no assurance that the company will successfully negotiate the extension or that it will be able to close on the extension of the credit facility in February 2003. As a result of obtaining the new credit agreements, the company's facility fees and borrowing costs increased by 62.5 basis points or 0.625 percent and NUI Utilities' facility fees and borrowing costs increased by 50 basis points, or 0.50 percent. Pricing grids have been provided to the company by its lenders, which tier pricing to higher and lower credit ratings should a debt rating change occur. These increased borrowing rates are expected to be largely, if not completely, offset by lower outstanding balances under the credit facility during fiscal 2003, such that overall interest expense is not expected to differ materially from fiscal 2002.

Long-Term Debt and Funds for Construction Held by Trustee.  On August 20, 2001, the company issued $60 million of senior notes with interest rates ranging from 6.60 percent to 7.29 percent. The proceeds were used to repay short-term indebtedness, which was used in part to acquire Virginia Gas and TIC.

The company deposited in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 2002, all of the original net proceeds from the bonds had been expended. The remaining $3.9 million classified as Funds for Construction Held by Trustee on the company's Consolidated Balance Sheet at September 30, 2002, represents the unexpended portion of interest earned on the original net proceeds of the bonds.

Common Stock.  The company periodically issues shares of common stock in connection with NUI Direct, the company's dividend reinvestment and stock purchase plan, and various employee benefit plans. From time to time, the company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.  As noted above, the company sold 1.725 million shares of its common stock for net proceeds of approximately $37.0 million in March 2002. The total proceeds from all other issuances amounted to approximately $0.7 million in fiscal 2002, $0.5 million in fiscal 2001, and $0.7 million in fiscal 2000. The proceeds were used primarily to reduce outstanding short-term debt.

The company issued stock in conjunction with several acquisitions during fiscal 2002. This included 144,648 shares worth approximately $3.1 million to acquire Virginia Gas Storage and Virginia Gas Distribution (see Note 3 of the Notes to the Consolidated Financial Statements), and 216,039 shares worth approximately $4.2 million to acquire Norcom, Inc. (see Note 5 of the Notes to the Consolidated Financial Statements). In addition, the company issued 47,136 shares to the former owners of NUI Telecom as payment of an incentive of $1.0 million under a provision of the Agreement and Plan of Merger.

The company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the company is permitted to pay approximately $40.9 million of cash dividends at September 30, 2002.

Assets and Liabilities Held for Sale.  The company completed the sale of its North Carolina Gas division on September 30, 2002, and completed the sale of its Valley Cities Gas and Waverly Gas divisions on November 7, 2002 (see Capital Expenditures and Commitments- Sale of North Carolina Gas and Sale of Valley Cites Gas and Waverly Gas). In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-lived Assets," the company has reclassified the assets and liabilities of Valley Cities Gas and Waverly Gas as Held for Sale on the Consolidated Balance Sheet at September 30, 2002 (see Note 10 to the Notes to the Consolidated Financial Statements).

At the time Virginia Gas was acquired, it had two 50 percent owned subsidiaries, Virginia Gas Storage Company (VGSC) and Virginia Gas Distribution Company (VGDC). On October 4, 2001, the company completed its acquisition of the remaining 50 percent interests in VGSC and VGDC from the two individuals that each owned 25 percent of the stock of both companies. Under the terms of the agreements entered into with those two individuals in June 2001, the company paid each owner $750,000 and issued to each owner 72,324 shares of NUI Common Stock in exchange for each owner's stock in both VGSC and VGDC. The acquisition was accounted for as a purchase. The fair value of the net assets was equal to the purchase price.

On October 11, 2001, the company sold the capital stock of Virginia Gas Propane Company, a subsidiary of Virginia Gas, to Heritage Holdings, Inc. The sales price was approximately $3.8 million.

On March 1, 2002, the company sold the capital stock of Virginia Gas Exploration Company and Virginia Gas Marketing Company, subsidiaries of Virginia Gas, to Appalachian Energy, Inc. The sales price was approximately $0.8 million.

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $55.7 million in fiscal 2002, $59.4 million in fiscal 2001, and $50.0 million in fiscal 2000.  The decreased capital spending during the current fiscal year was due to the company's reduction of capital projects due to the current economic climate. This decrease was partially offset by the costs of completing the first portion of a distribution line through South-Central Florida to provide gas to a large industrial customer, as well as the towns of South Bay and Belle Glade, and the inclusion of Virginia Gas for the full year, as compared to only six months in the prior fiscal year.

Capital expenditures are expected to be approximately $54 million in fiscal 2003, which will be used primarily for the company's contribution toward the development and expansion of the Saltville Storage project (see additional discussion below), continued expansion and upkeep of the company's natural gas distribution system and certain information technology projects.

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUI's Virginia Gas subsidiary and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC (LLC).  Upon final approval by appropriate regulatory agencies, Virginia Gas will contribute certain storage assets valued at approximately $16 million to the LLC. DEGT will contribute $16 million of capital required to expand the facility for its intended purpose.

The company and DEGT will fund the costs of developing the storage assets equally over the next five years. The company currently estimates its share of future funding needs to be $18.3 million in fiscal 2003, $7.3 million in fiscal 2004, $0.8 million in fiscal 2005, $0.7 million in fiscal 2006, and $0.8 million in fiscal 2007. The company expects that all, or substantially all, of its funding requirements for the joint venture during fiscal 2003 will be provided through the execution of a long-term (12-to-15 year) capital lease with a bank on a compressor station. The company has issued a request for proposal on the compressor station lease and is currently evaluating bids to provide the funding. However, there can be no assurance that the company will be able to negotiate and close on the planned capital lease transaction.

The LLC plans to expand the present Saltville storage facility from its current capacity of 1 Bcf to approximately 12 Bcf and connect it to DEGT's East Tennessee Natural Gas interstate system and DEGT's Patriot pipeline, which is under construction. At full capacity, the Saltville storage field will be able to deliver up to 500 million cubic feet per day of natural gas to area markets. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage. The expansion will be completed in phases starting in fiscal 2003, with the Phase I total of 6.1 Bcf of working storage capacity, to be completed by fiscal 2007. The market demand for additional storage will dictate the timing of the other phases of the expansion.

Development of the Saltville facility is intended to create a strategically located energy-trading hub for NUI's wholesale trading arm, Energy Brokers, and enable the company to capitalize on the energy supply, wholesale trading and portfolio management opportunities in the rapidly developing Mid-Atlantic region. The additional storage capacity would allow the company to meet the significant demand from local distribution companies as well as power plant development that is underway in the region.

On October 26, 2001, the LLC filed a certification application with the Virginia State Corporation Commission (VSCC). A public hearing was held on this matter on February 20, 2002 and the Hearing Examiner's report was issued on May 31, 2002. On August 6, 2002, the VSCC issued an order granting a Certificate of Public Convenience and Necessity (CPCN) for the storage facilities and attendant pipeline. The CPCN authorizes the LLC to construct, develop and maintain Phase I of the project, and specifies certain other information, including allowed returns on this regulated storage asset.

Development of Trading Hubs. The company's wholesale trading subsidiary, Energy Brokers, has acquired options on the land and mineral rights for property located in Richton, Perry County, Mississippi, that the company plans to develop into a natural gas storage facility to help serve the Southeast United States. Energy Brokers plans to develop a two-well salt dome storage facility in Richton that would have a working gas capacity of approximately 7.8 billion cubic feet.

The first well and a 14-mile pipeline to connect with the Destin Pipeline are tentatively scheduled to be operational in the latter part of fiscal 2004 or in fiscal 2005. Implementation of this development plan is dependent on favorable results from testing and other operational issues that are currently under consideration by the company. This project is not expected to have any material capital requirements in fiscal 2003 and, if the project proves feasible, will primarily impact the company's capital expenditure program in fiscal years 2004 and 2005 after the funding needs of Phase I of the Saltville facility (discussed above) are essentially satisfied.

The benefits of the Richton site to customers and Energy Brokers are: (1) its proximity to a number of major interstate pipelines, including Destin Pipeline and its connections to Williams Gas Pipeline-Transco, Florida Gas Transmission, Gulf South Pipeline, Tennessee Natural Gas, Southern Natural Gas and Gulfstream Pipeline; and (2) the quick-fill, quick-withdrawal capabilities offered by salt dome storage.

Contractual Obligations and Commercial Commitments.  In the course of its business activities, the company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on NUI's balance sheet while others are commitments, some firm and some based on uncertainties, that are disclosed in the company's underlying consolidated financial statements.

The following table summarizes the company's contractual obligations by payment due date. Each of these obligations is discussed in further detail below (amounts in thousands):

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (1)	$310,100	$ ---	$50,000	$5,000	$255,100
Capital lease obligations (2)	16,318	3,004	4,674	2,540	6,100
Notes payable to banks	128,690	128,690	---	---	---
Notes payable	3,000	3,000	---	---	---
Operating leases	87,712	6,793	10,663	10,530	59,726
Capital commitments (3)	27,883	18,314	8,083	1,486	---
Gas procurement contracts	179,239	60,526	56,468	35,593	26,652
Total contractual obligations	$752,942	$220,327	$129,888	$55,149	$347,578

(1) The long-term debt cash obligations exclude $1.1 million of unamortized debt discounts as of September 30, 2002.

(2) The amount presented includes $3.2 million of interest to be paid on the capital leases.

(3) See discussion under "Joint Venture with Duke Energy" and Note 21 of the Notes to the Consolidated Financial Statements.

Long-term Debt. The company repaid $20 million of Medium-Term Notes in August 2002. The company's long-term debt instruments are scheduled on the Consolidated Statement of Capitalization in the financial statements that follow (see F-6).

Capital lease obligations.  The company acquires property and equipment under capital leases in the ordinary course of business, and the terms of the agreements vary through 2012. At September 30, 2002, the company had total obligations under capital leases of $13.1 million.

Operating leases. The company maintains operating leases in the ordinary course of business. These leases include those for office space and office equipment, and the terms of the agreements vary from 2003 through 2022. At September 30, 2002, the company had total commitments under operating leases of $87.7 million. (see Note 16 of the Notes to the Consolidated Financial Statements).

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $62.6 million annually. The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Commitments

Environmental.  The company owns or previously owned properties on which former manufactured gas plants (MGP) were operated in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland.  Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded a total reserve of approximately $33.8 million, which the company believes represents the probable minimum amount the company may expend over the next 30 years.  Of this reserve, approximately $30.2 million relates to the New Jersey MGP properties and approximately $3.6 million relates to the MGP properties located outside the state of New Jersey. The company believes that all costs associated with remediation of the New Jersey MGP properties will be recoverable in rates or from insurance carriers. In New Jersey, the company has begun rate recovery of approximately $8.2 million of such costs and recovery of an additional $1.7 million is currently pending NJBPU approval. With respect to costs that may be associated with the MGP properties located outside the state of New Jersey, the company intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. However, the company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

Sale of Valley Cities Gas and Waverly Gas. On October 5, 2000, the company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility operations (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. C&T agreed to pay up to an additional $3 million to the company should certain revenue targets be achieved. The transaction closed on November 7, 2002, after all regulatory approvals had been obtained. For the year ended September 30, 2002, VCW generated $9.2 million of operating revenues, $3.5 million of operating margin and $1.9 million of operating income.The operating results of VCW have been classified as discontinued operations in the Consolidated Statement of Income at September 30, 2002 (see Note 10 to the Notes to the Consolidated Financial Statements).

Sale of North Carolina Gas. On May 15, 2002, the company agreed to sell the assets of its North Carolina Gas utility operation (NC) to Piedmont Natural Gas of North Carolina for approximately $26 million. The transaction closed on September 30, 2002, after all regulatory approvals had been obtained. For the year ended September 30, 2002, NC generated $13.9 million of operating revenues, $6.2 million of operating margin and $0.3 million of operating loss.The operating results of NC have been classified as discontinued operations in the Consolidated Statement of Income at September 30, 2002 (see Note 10 to the Notes to the Consolidated Financial Statements).

Acquisition of Norcom, Inc.  On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom, Inc. (Norcom), including 4,000 customer accounts.  The agreement provided that NUI Telecom assumed management control of the business of Norcom effective March 1, 2002. Accordingly, the revenues and expenses of Norcom have been consolidated as of that date.

On August 28, 2002, the company completed the transaction, subject to post-closing adjustments. The purchase price totaled approximately $4.2 million and included the issuance of 216,039 shares of NUI common stock. Norcom is a provider of telecommunications services in the Northeast and Southeast regions of the United States and its customer accounts will be combined with the company's NUI Telecom subsidiary.

Acquisition of Telcorp, Inc.On May 31, 2002, the company entered into an agreement to acquire certain assets of Telcorp, Ltd. (Telcorp).  In addition, the company entered into a letter agreement with Telcorp, which provides that NUI Telecom assumed management control of the business effective April 1, 2002.  Accordingly, the revenues and expenses of Telcorp have been consolidated as of that date.

On September 1, 2002, the company completed its acquisition of certain assets of Telcorp, subject to post-closing adjustments. The purchase price totaled approximately $3.4 million in cash. Telcorp is a non-facilities-based reseller that provides a suite of advanced voice and data services to large and small businesses and its customer accounts will be combined with the company's NUI Telecom subsidiary.

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

Acquisition of Virginia Gas Storage Company (VGSC) and Virginia Gas Distribution Company (VGDC). At the time Virginia Gas was acquired, it had two 50 percent owned subsidiaries, VGSC and VGDC. On October 4, 2001, the company completed its acquisition of the remaining 50 percent interests in each of VGSC and VGDC from the two individuals that each owned 25 percent of the stock of both companies. Under terms of the agreements entered into with those two individuals in June 2001, the company paid each owner $750,000 and issued to each owner 72,324 shares of NUI Common Stock in exchange for each owner's stock in both VGSC and VGDC. The acquisition was accounted for as a purchase. The fair value of the net assets was equal to the purchase price.

Sale of Virginia Gas Propane Company. On October 11, 2001, the company sold the capital stock of Virginia Gas Propane Company, a subsidiary of Virginia Gas, to Heritage Holdings, Inc. The sales price was approximately $3.8 million.

Sale of Virginia Gas Exploration Company and Virginia Gas Marketing Company. On March 1, 2002, the company sold the capital stock of Virginia Gas Exploration Company and Virginia Gas Marketing Company, subsidiaries of Virginia Gas, to Appalachian Energy, Inc. The sales price was approximately $0.8 million.

Quantitative and Qualitative Disclosure AboutMarket Risk Exposure

Energy Brokers uses derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins, and iii) to take advantage of market information and opportunities in the marketplace. These derivative instruments include forwards, futures, options and swaps. Energy Brokers accounts for its trading activities in accordance with the Emerging Issues Task Force Issue 98-10, by marking-to-market all trading positions. The majority of Energy Brokers' positions are short-term in nature (up to 2 years) and can be readily valued using New York Mercantile Exchange settlement prices and those from several other well-established, third-party organizations.

The risk associated with open positions is closely monitored on a daily basis, and controlled in accordance with Energy Brokers' Risk Management Policy. This policy has been prepared by senior management and approved by the company's Board of Directors, and dictates policies and procedures for all trading activities. The policy defines both value-at-risk (VaR) and loss limits, and all traders are required to read, sign, and follow this policy. At the end of each day, all trading positions are marked-to-market and a VaR is calculated. This information, as well as the status of all limits, is disseminated to senior management daily. In addition, the Risk Management Policy is regularly reviewed by senior management to assure that it is current and responsive to all marketplace risks, with any changes approved by the Board of Directors.

The following schedule summarizes the changes in derivative assets and liabilities for the year ended September 30, 2002 (in thousands). Amounts are shown net of valuation reserves.

Derivative assets at September 30, 2001	$27,710
Derivative liabilities at September 30, 2001	(19,994)
Fair value of contracts outstanding at September 30, 2001		$7,716

Contracts realized or settled during the period		(21,231)
Fair value of new contracts entered into during the period		25,620
Changes in fair value attributable to market pricing		17,484

Derivative assets at September 30, 2002	$30,441
Derivative liabilities at September 30, 2002	(852)
Fair value of contracts outstanding at September 30, 2002		$29,589

The fair value of new contracts entered into during the period represents the unrealized fair value at the balance sheet date of all new contracts outstanding. Changes in the fair value attributable to market pricing represents the changes in value of the company's unrealized mark-to-market net assets that relate to changes in commodity pricing, volatility of options on commodities, and other market related changes.

The following table summarizes the fair value of the contracts comprising the company's net derivative assets by maturity date (amounts in thousands):

	Fair Value of Contracts at Period-End
Source of Fair Value	Less than 1 Year	1-3 Years	4-5 Years	In Excess of 5 Years	Total

Prices actively quoted	$16,994	$263	$---	$---	$17,257
Prices provided by other external sources	781	87	---	---	868
Prices based on models and other valuation methods, net of valuation reserves	3,913	4,336	2,243	972	11,464
Total Fair Value of Contracts	$21,688	$4,686	$2,243	$972	$29,589

Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, Energy Brokers' VaR was $328,000 and $330,000 at September 30, 2002 and 2001, respectively. The average, high, and low value at risk for the year ended September 30, 2002 was $216,000, $503,000, and $32,000, respectively.

Application of Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different.  A description of the company's Critical Accounting Policies follows. Other significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements-  "Summary of Significant Accounting Policies." Recently issued accounting standards are also discussed in Note 1 of the Notes to the Consolidated Financial Statements- "New Accounting Standards."

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

The company accounts for its energy trading and non-regulated retail energy businesses in accordance with the provisions of the Emerging Issues Task Force (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 requires that energy-trading contracts be marked-to-market with gains and losses included in current earnings. The majority of the company's contracts have terms of less than two years. The company marks-to-market its trading positions using readily obtainable New York Mercantile Exchange settlement prices and those from several other well-established, third-party organizations. See Capital Expenditures and Commitments- Market Risk Exposure for a more detailed discussion of types of contracts and values at risk. In October 2002, the EITF issued EITF 02-03, which rescinded EITF 98-10 effective October 25, 2002 for all new contracts executed and January 1, 2003 for all existing energy contracts. See Note 1 of the Notes to the Consolidated Financial Statements- New Accounting Standards for a discussion of the new EITF accounting.

Goodwill. As described in Note 1 of the Notes to the Consolidated Financial Statements, on October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). Implementation of the accounting pronouncement required the company to perform a fair value assessment of its subsidiaries that had recorded goodwill. As discussed in Note 8 of the Notes to the Consolidated Financial Statements, the company recognized a pre-tax transitional impairment loss of approximately $27.1 million. The company must assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that this asset may not be recoverable. Management's judgment regarding an impairment is based on indicative factors including significant decreases relative to historical or projected future operating results; significant changes in the use of the acquired assets or business strategy; and significant negative economic trends. In the event that an impairment would exist, the company would be required to write-down the carrying value of goodwill to its new fair value.

Pension and Post-Retirement Benefits. The company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and health care cost trend rates. The company is required to consider current market conditions, including changes in interest rates and health care costs, in selecting these assumptions. Changes in related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in these assumptions. For example, a one-half percent decrease in the expected return on assets would increase pension expense by approximately $0.5 million.

Commitments and Contingencies. The company is subject to proceedings, lawsuits and other claims related to environmental, labor and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual matter. The liability recorded may change in the future due to new developments in any of the matters.

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

Risk Factors

A significant portion of our operations are not guaranteed any rate of return and, therefore, we may not be able to recover any losses incurred by those operations

Unlike our regulated natural gas operations, our non-regulated businesses are not guaranteed any rate of return on capital investment through predetermined rates, and revenues and results of operations are likely to depend, in large part, upon prevailing market conditions. If some or all of our non-regulated businesses are unsuccessful, that could adversely affect our results of operations. We will not be able to recover any losses incurred by these businesses in our utility rates.

We encounter significant competition in the businesses in which we operate. If we are unable to successfully compete in our business markets, our results of operations will be adversely affected

We face competition in each of our business segments. Our distribution services businesses compete with distributors of other fuels and forms of energy, including electricity, fuel oil and propane, in all portions of the territories in which we have gas distribution mains. Our wholesale energy marketing and trading businesses compete with other trading entities, including energy trading entities as well as financial institutions.We expect competition in our retail and business services segment, in particular with respect to our telecommunications operations, to intensify as new communications service providers and agents enter the market. Also, our UBS subsidiary competes in the market for the outsourcing of utility company information services, including billing and other customer information, and the geospatial information services of utility system facilities such as pipes, wires and remote computing capabilities. Competition is intense in many of our markets. Some of our competitors have greater financial resources and access to larger supplies of natural gas than those available to us.  These resources could allow those competitors to price their services more aggressively than we do, which could cause us to lose existing customers or to be unable to attract and acquire new customers.

We expect increased competition in natural gas distribution from participants in the electricity industry as deregulation in that industry decreases prices and increases supply sources. Furthermore, the unbundled sale of natural gas to customers is subject to competition from unregulated marketers and brokers, which generally do not bear the obligations or costs related to operating a regulated utility. We also face the risk of loss of transportation service for large industrial customers that may have the ability to build connections to interstate gas pipelines and bypass our distribution system.  The renewal or replacement of the existing long-term contracts with our natural gas customers at rates sufficient to maintain current revenues and cash flows depend upon a number of factors beyond our control, including:

-      competition from other gas storage or pipelines facilities;

-        the price of, and demand for, natural gas in markets served; and

-        the viability of our expansion projects.

Furthermore, the local access, long distance, wireless and Internet services we market in the telecommunications segment compete for customer recognition with other providers offering similar services. NUI Telecom competes directly with other communications services agents and indirectly with national, regional and local communications providers of local access, long distance, wireless and Internet services. Primary competitors include Verizon, BellSouth, Sprint, and WorldCom. Many of these competitors have greater name recognition and financial, marketing and other resources. As a result, NUI Telecom may be unable to successfully compete against its competitors' pricing strategies, technology advances, advertising campaigns and other initiatives.

UBS must upgrade its technology in order to maintain its long-term competitive position. Such upgrading requires capital and technical expertise that may be in short supply. There is also no assurance that UBS will successfully anticipate and provide the technological changes that customers will require. Also, UBS competes with major companies, such as SAP, Orcom, and SCT, and with smaller local or regional service providers that often have existing relationships with the smaller public and private utilities that are UBS' target customers.

Our energy trading business relies on price volatility to achieve its margins and could experience lessened demand if natural gas prices become stable, while our retail gas marketing operations depend on our ability to adjust to price changes.

Our trading business, Energy Brokers, benefits from price volatility for natural gas and gas transportation capacity, which historically has been seasonal and volatile. By taking positions in contractual rights to provide or receive gas at various locations at various points in time, our traders can achieve higher margins if prices change greatly rather than remaining stable. In contrast, as part of our gas marketing activities within NUI Energy, we purchase natural gas at a price determined by prevailing market conditions. Simultaneously with our purchase of natural gas, we generally resell natural gas at a higher price under a sales contract that is comparable in terms to our purchase contract, including any price escalation provisions. In most instances, small margins are characteristic of natural gas marketing because there are numerous companies of greatly varying size and financial capacity who compete with us in the marketing of natural gas.

Long periods of stable prices could significantly reduce our trading profits. If we are unable to reduce and manage the price risk inherent in volatile markets through the use of hedging techniques, losses in these operations could occur. The profitability of our natural gas marketing operations depends on the following factors:

-        our responsiveness to changing markets and our ability to negotiate natural gas purchase and sales agreements in changing markets;

-        reluctance by end-users to enter into long-term purchase contracts;

-        consumers' willingness to use other fuels when natural gas prices get too high;

-        timing of imbalance or volume discrepancy corrections and their impact on financial results; and

-         the ability of our customers to make timely payment.

We use derivative instruments, including forwards, futures, options and swaps, for multiple purposes and, if we experience volatility in the market values of the underlying commodities or if one of our counterparties fails to perform under a contract, we could incur financial losses in the future

Our wholesale trading subsidiary, Energy Brokers, uses derivatives for multiple purposes: to hedge price commitments; to take advantage of market information and opportunities in the marketplace, and to fulfill its trading strategies and, therefore, ensure favorable prices and margins; and minimize the risk of fluctuating gas prices. These derivative instruments include forwards, futures, options and swaps. These activities could result in financial losses in the future as a result of volatility in the market values of the underlying commodities or if one of our counterparties fails to perform under a contract.

Our regulated natural gas storage operations are subject to seasonality

Our regulated natural gas storage operations have benefited from large price swings and peaking resulting from seasonal price sensitivity through increased withdrawal charges and demand for non-storage hub services. There can be no certainty that the market for natural gas will continue to experience volatility and seasonal price sensitivity in the future at the levels previously seen. If volatility and seasonality in the natural gas industry decrease, because of increased storage capacity throughout the pipeline grid, increased production capacity or otherwise, the demand for our storage services and, therefore, the prices that we will be able to charge for those services, may decline.

Our storage operations are subject to all of the risks generally associated with the storage of natural gas, a highly volatile product, and we could experience losses not covered by insurance if there is any injury or damage as a result of any accident or other incident

Natural gas is a highly volatile product, and our gas storage operations are therefore subject to a variety of risks, including personal injuries and damage to storage facilities, related equipment and surrounding properties caused by hurricanes, weather and other acts of God, fires and explosions, subsidence, as well as leakage of natural gas. Our storage facilities incorporate certain primary and backup equipment, which, in the event of mechanical failure, might take some time to replace. Any prolonged disruption to the operations of our storage facilities, whether due to mechanical failure, labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of transportation or utilities service or other reasons, could have a material adverse effect on our business, results of operations and financial condition. Additionally, some of our storage contracts obligate us to indemnify the customer for any damage or injury occurring during the period in which the customer's natural gas is in our possession. In order to minimize the effects of any such incident, we maintain insurance coverage which includes property, general liability, professional liability, and business interruption insurance; however, there is no assurance that the proceeds of any such insurance would be paid in a timely manner or be in an amount sufficient to meet our needs if such an event were to occur.

We rely on interstate pipelines and third-party natural gas production and any interruption of service or production could affect our ability to supply our customers or store natural gas

To obtain natural gas, our storage business depends on the pipelines to which it has access. Many of these pipelines are owned by parties not affiliated with us. Any interruption of service on those pipelines or any adverse change in the terms and conditions of service could have a material adverse effect on our ability (and the ability of our customers) to transport natural gas to and from our facilities and a corresponding material adverse effect on our storage revenues. In addition, the rates charged by those interconnected pipelines for transportation to and from our facilities affect the utilization and value of our storage services. Significant changes in the rates charged by those pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on our storage revenues.

Our operations are subject to regulation from various state and federal regulatory commissions, which could limit the rates we may charge or restrict our growth

The construction, operation, maintenance, safety, and rates of our pipelines and gas storage facilities are typically regulated by state regulatory commissions with jurisdictional authority and are also subject to federal regulation and oversight with respect to safety issues.  The significant regulatory factors that have previously affected this aspect of our business or could affect it from time to time include the following:

-        regulatory authorities may not allow us to charge rates sufficient to recover our costs; and

-        regulatory authorities may prohibit, delay, or restrict our ability to build pipelines and gas storage facilities needed to access the marketplace.

Our tariffs associated with our utility operating divisions provide purchased gas adjustment clauses through which rates charged to customers are adjusted for changes in the cost of natural gas on a reasonably current basis. Increases in other utility costs and expenses, not otherwise offset by increases in revenues or reductions in other expenses, could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses, and the uncertainty of whether regulatory commissions will allow full recovery of such increased costs and expenses.

Our debt payments are subject to variations in interest rates, which we may not be able to manage

We are exposed to changes in interest rates as a result of our issuance of variable-rate debt and our short-term bank credit facilities. Although we attempt to manage our interest rate exposure by limiting our variable-rate and fixed-rate exposures to certain percentages of total capitalization, and by monitoring the effects of market changes in interest rates, we may not be able to sufficiently manage and mitigate interest rate risk exposure and, as a result, our future interest payments may increase significantly if interest rates rise.

Our natural gas sales and pipeline throughputs vary from quarter to quarter because of fluctuations in temperature that affect customer demand

We experience quarter-to-quarter fluctuations in our financial results because our natural gas sales and pipeline throughputs are affected by changes in demand for natural gas, primarily because of the weather. In particular, demand on our Elizabethtown Gas system in New Jersey fluctuates due to weather variations because of the many seasonal heating customers that are served by that system. As a result, the winter months have historically generated more income than summer months on the Elizabethtown system. There can be no assurances that our efforts to minimize such effects will have any impact on future quarter-to-quarter fluctuations resulting from seasonal demand patterns.

Our operations are subject to federal, state and local environmental laws and regulations

We are subject to federal, state and local laws and regulations, including those relating to the protection of the environment, natural resources, health and safety, waste management, and transportation of hydrocarbons and chemicals. Sanctions for non-compliance with such laws and regulations may include administrative, civil and criminal penalties, revocation of permits and corrective action orders. Environmental laws have become more stringent over the years and sometimes are applied retroactively. As a result of our historical waste disposal practices, we may incur material environmental costs and liabilities that may not be covered by insurance.  In addition, environmental laws and regulations can hold a party liable for environmental damage without regard to that party's negligence or fault. Therefore, we could have liability for the conduct of others, or for acts that were in compliance with all applicable laws at the time we performed them. There also may be no assurance that we have discovered and identified all acquisition liabilities, including liabilities arising from non-compliance with governmental regulation and environmental laws by former owners, and for which we, as the new owner, may be responsible.

Our business is subject to many hazards from which our insurance may not adequately provide protections or coverage

Our operations are subject to many hazards.  These hazards include:

-         damage to pipelines, related equipment and surrounding properties caused by hurricanes, floods, fires and other natural disasters;

-        inadvertent damage from construction and farm equipment;

-        leakage of natural gas and other hydrocarbons;

-        fires and explosions; and

-       other hazards, including those associated with natural gas, that could also result in personal injury and loss of life, pollution and suspension of our operations.

Although we have insurance to protect against many of these liabilities, this insurance is capped at certain levels and does not provide coverage for all liabilities. Therefore, it is possible that our insurance may not be adequate to cover all losses or liabilities that we might incur in our operations. Moreover, there is no assurance that we will be able to  maintain insurance at adequate levels or at reasonable rates, and particular types of coverage may not be available in the future. Should catastrophic conditions occur that interrupt delivery of gas for any reason, such occurrence could have a material impact on the profitability of our operations.

We may be unable to raise sufficient capital to fund our growth strategy or meet our future funding obligations

Our ability to implement our energy market growth strategy depends upon our ability to obtain financing for the acquisition and construction of additional gas pipeline and storage systems or to enter into partnerships to mitigate those financing requirements.  There is no assurance that we will be successful either in securing the adequate capital commitments we seek or obtaining partners to mitigate those financing needs. We may need to refinance our existing credit agreements or sell additional equity securities in order to meet our capital needs.  If we are unable to refinance or raise additional funds, it will have a material adverse effect on our operations. If we raise funds by selling additional equity securities, ownership by existing shareholders will be diluted.

Furthermore, there is no assurance that we will not need additional funds to implement our growth strategy, or that any needed longer-term financing will be available on acceptable terms. Our debt agreements also contain a number of significant covenants limiting our ability to, among other things, borrow additional money, transfer or sell assets, create liens and enter into a merger or consolidation. These covenants also require us to meet certain financial tests. If we were unable to meet our debt service obligations or to comply with these covenants, there would be a default under one or more of the agreements. Such a default, if not waived, could result in acceleration of the repayment of our debt and have a material adverse effect on our operations.

Forward-Looking Statements

This document contains forward-looking statements. These statements are based on management's current expectations and information currently available, are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions; the volatility of natural gas prices; weather fluctuations; regulatory changes; competition from other providers of similar products; counter-party credit risk; access to capital markets; interest rate changes; and other uncertainties, all of which are difficult to predict and many of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," "will,", "estimate" and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise, except as required by securities laws.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Item 7- Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of the Company as of September 30, 2002 and 2001 and for each of the three years in the period ended September 30, 2002, the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 2002, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and officers of the company is included in the definitive Proxy Statement for the company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission on or before January 28, 2003.

Item 11. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission on or before January 28, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission on or before January 28, 2003.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the company's Annual Meeting of Stockholders, which is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission on or before January 28, 2003.

Item 14. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The company's Chief Executive Officer and Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"). Based on their evaluation as of the Evaluation Date, the Chief Executive and the Chief Operating Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

(b)           Changes in Internal Controls

The company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the company's books and records accurately reflect the company's transactions and that the company's established policies and procedures are followed. Subsequent to the Evaluation Date, there were not significant changes to the company's internal controls or other factors that could significantly affect our internal controls.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Consolidated Financial Statements of NUI Corporation and Subsidiaries:

                Report of Independent Public Accountants                                                    F-2

                Item 15(a)(1): Consolidated Financial Statements as of

                September 30, 2002 and 2001 and for each

                of the Three Years in the Period

                Ended September  30, 2002.                                                                         F-3

                Unaudited Quarterly Financial Data for

                the Two-Year Period Ended September 30, 2002

                (Note 23 of the Notes to the Company's Consolidated

                Financial Statements)                                                                                    F-33

Financial Statement Schedule of NUI Corporation and Subsidiaries:

                Report of Independent Public Accountants                                                  F-2

                Item 15(a)(2): Schedule II - Valuation and Qualifying Accounts

                for each of the Three Years in the

                Period Ended September 30, 2002                                                            F-39

All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of NUI Corporation:

In our opinion, the consolidated financial statements referred to in Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of NUI Corporation and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule referred to in Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the company has restated its financial statements as of September 30, 2001 and for each of the two years in the period ended September 30, 2001, previously audited by other independent accountants who have ceased operations.

As discussed in Notes 1 and 8, the company changed its method of accounting for goodwill as of October 1, 2001 and adopted SFAS 144, "Accounting for Impairment and Disposal of Long-lived Assets" for reporting discontinued operations and changed from a gross to a net presentation of energy trading revenues for the three years in the period ended September 30, 2002, respectively.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

December 26, 2002

NUI Corporation and Subsidiaries Consolidated Statement of Income (Dollars in thousands, except per share amounts)
	Years Ended September 30,
	2002	2001	2000
		(Restated- see Note 2)	(Restated- see Note 2)
Operating Margins
Operating revenues	$556,468	$659,866	$498,744
Less- Purchased gas and fuel	299,491	421,889	290,059
Cost of sales and services	35,374	20,029	14,574
Energy taxes	10,719	12,918	11,571
	210,884	205,030	182,540

Other Operating Expenses
Operations and maintenance	121,886	104,615	96,821
Depreciation and amortization	31,079	26,463	27,815
Restructuring and other non-recurring items	1,203	---	---
Taxes, other than income taxes	8,382	7,274	7,212
	162,550	138,352	131,848

Operating Income	48,334	66,678	50,692

Other Income and Expense, Net
Gain on sales of assets	81	181	2,834
Other	204	1,286	155
	285	1,467	2,989

Income from Continuing Operations before Interest and Taxes	48,619	68,145	53,681

Interest expense	21,236	22,123	18,682

Income from Continuing Operations before Income Taxes	27,383	46,022	34,999

Income taxes	11,224	18,666	14,356

Income from Continuing Operations before Effect of Change in Accounting	16,159	27,356	20,643

Discontinued Operations
Loss from discontinued operations	(22,344)	(17,725)	(172)
Income tax benefit	(7,939)	(6,682)	(87)
Loss from Discontinued Operations	(14,405)	(11,043)	(85)

Income before Effect of Change in Accounting	1,754	16,313	20,558

Effect of change in accounting (net of tax benefit of $9,500)	(17,642)	---	---

Net Income (Loss)	$(15,888)	$16,313	$20,558

Income from Continuing Operations Per Share of Common Stock	$ 1.08	$ 2.05	$ 1.60

Net Income (Loss) Per Share of Common Stock	$ (1.06)	$ 1.22	$ 1.59

Dividends Per Share of Common Stock	$ 0.98	$ 0.98	$ 0.98

Weighted Average Number of Shares of Common Stock Outstanding	14,937,755	13,355,573	12,928,528

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries Consolidated Balance Sheet (Dollars in thousands)
	September 30,
	2002	2001
		(Restated- see Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$4,247	$2,601
Accounts receivable (less allowance for doubtful accounts of $5,192 in 2002 and $3,875 in 2001)	83,611	82,885
Fuel inventories, at average cost	37,390	54,776
Unrecovered purchased gas costs	26,756	9,815
Derivative assets	22,540	18,633
Federal income tax receivable	7,819	17,077
Prepayments and other	33,738	57,488
	216,101	243,275

Property, Plant and Equipment
Property, plant, and equipment, at original cost	945,901	890,880
Accumulated depreciation and amortization	(304,055)	(285,463)
Unamortized plant acquisition adjustments, net	14,484	23,155
	656,330	628,572

Funds for Construction Held by Trustee	3,884	12,570
Other Investments	117	5,095
Assets Held for Sale	15,879	47,967

Other Assets
Regulatory assets	75,845	105,726
Long-term portion of derivative assets	7,901	9,077
Goodwill, net of accumulated amortization	19,126	49,509
Other assets	46,109	44,600
	148,981	208,912
	$1,041,292	$1,146,391

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$128,690	$184,610
Notes payable	3,000	3,000
Current portion of long-term debt and capital lease obligations	2,351	21,944
Accounts payable, customer deposits and accrued liabilities	125,484	145,029
Derivative liabilities	852	17,963
Federal income and other taxes	7,913	8,345
Current portion of deferred Federal income taxes	18,738	9,014
	287,028	389,905

Other Liabilities
Capital lease obligations	10,743	3,188
Deferred Federal income taxes	63,150	87,669
Long-term derivative liabilities	---	2,031
Liabilities held for sale	951	4,119
Unamortized investment tax credits	3,948	4,387
Environmental remediation reserve	33,852	32,559
Regulatory and other liabilities	44,351	38,817
	156,995	172,770

Capitalization (See accompanying statements)
Common shareholders' equity	288,252	274,727
Preferred stock	---	---
Long-term debt	309,017	308,989
	597,269	583,716
	$1,041,292	$1,146,391

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries

Consolidated Statement of Cash Flows (Dollars in thousands)

	Years Ended September 30,
	2002	2001	2000
		(Restated- see Note 2)	(Restated- see Note 2)
Operating Activities
Net income (loss)	$(15,888)	$16,313	$20,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,770	30,804	29,703
Deferred Federal income taxes	(14,610)	24,456	1,278
Non-cash adjustment to implement new accounting standard	27,142	---	---
Amortization of deferred investment tax credits	(439)	(438)	(426)
Derivative assets and liabilities	(3,821)	(12,715)	(7,488)
Regulatory assets and liabilities	27,013	10,897	6,153
Other	7,194	8,769	686
Effects of changes in:
Accounts receivable, net	1,406	20,066	(16,912)
Fuel inventories	17,386	(18,776)	(8,788)
Accounts payable, deposits and accruals	(22,487)	7,068	19,655
Under-recovered purchased gas costs	(5,067)	(51,819)	(1,985)
Prepaids and other	23,758	(24,809)	1,191
Regulatory assets and liabilities	(21,524)	(5,272)	(1,228)
Federal and state income taxes	10,437	(20,616)	7,480
Other	(1,845)	(7,326)	(8,504)
Net cash provided by (used in) operating activities	62,425	(23,398)	41,373

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	34,592	578	1,314
Dividends to shareholders	(14,639)	(13,128)	(12,670)
Proceeds from issuance of long-term debt	---	60,000	---
Payments of long-term debt	(20,000)	---	---
Funds for construction held by trustee, net	8,868	17,198	11,016
Principal payments under capital lease obligations	(2,040)	(2,011)	(8,059)
Net short-term (repayments) borrowings	(54,069)	42,488	22,850
Net cash (used for) provided by financing activities	(47,288)	105,125	14,451

Investing Activities
Cash expenditures for property, plant and equipment	(44,591)	(56,625)	(43,959)
Changes in assets and liabilities held for sale	29,560	2,085	(2,578)
Notes receivable from Virginia Gas	---	(13,000)	(7,000)
Acquisitions, net of cash acquired	(3,443)	(12,520)	(765)
Divestitures and other	4,983	(1,939)	(210)
Net cash used in investing activities	(13,491)	(81,999)	(54,512)

Net Increase (Decrease) in Cash and Cash Equivalents	$ 1,646	$ (272)	$ 1,312

Cash and Cash Equivalents
At beginning of period	$ 2,601	$ 2,873	$ 1,561
At end of period	$ 4,247	$ 2,601	$ 2,873

Supplemental Disclosures of Cash Flows
Income taxes paid (refunds received), net	$ (3,713)	$ 2,333	$ 3,889
Interest paid	$22,477	$ 25,764	$ 21,481

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries Consolidated Statement of Capitalization (Dollars in thousands)

	September 30,
	2002	2001
		(Restated- see Note 2)
Long-Term Debt
Gas facilities revenue bonds
6.35 percent due October 1, 2022	$46,500	$46,500
6.40 percent due October 1, 2024*	20,000	20,000
Variable rate due June 1, 2026	39,000	39,000
5.70 percent due June 1, 2032	54,600	54,600
5.25 percent due November 1, 2033	40,000	40,000
Medium-term notes
7.125 percent due August 1, 2002	---	20,000
8.35 percent due February 1, 2005	50,000	50,000
Senior notes
6.60 percent due August 20, 2006	5,000	5,000
6.884 percent due August 20, 2008	15,000	15,000
6.884 percent due August 20, 2011	7,000	7,000
7.29 percent due August 20, 2011	33,000	33,000
	310,100	330,100
Current portion of long-term debt	---	(20,000)
Unamortized debt discount	(1,083)	(1,111)
	309,017	308,989

Preferred Stock, 5,000,000 shares authorized; none issued	---	---

Common Shareholders' Equity
Common Stock, no par value; shares authorized: 30,000,000; shares outstanding: 15,989,906 in 2002 and 13,755,038 in 2001	289,936	241,343
Shares held in treasury: 179,201 in 2002 and 174,301 in 2001	(7,537)	(3,877)
Retained earnings	11,925	42,452
Unearned employee compensation	(4,949)	(4,291)
Accumulated other comprehensive loss	(1,123)	(900)
	288,252	274,727

Total Capitalization	$597,269	$583,716

* The total unexpended portions of the net proceeds from these bonds, amounting to $3.9 million and $12.6 million as of September 30, 2002, and 2001, respectively, are carried on the company's Consolidated Balance Sheet as Funds for Construction Held by Trustee, including interest earned thereon, until drawn upon for eligible construction expenditures.

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries

Consolidated Statement of Shareholders' Equity

(Dollars in thousands)

	Common Stock					Accumulated
	Shares Outstanding	Paid-in Amount	Held in Treasury	Unearned Employee Compensation	Retained Earnings	Other Comprehen-sive Loss	Total

Balance,
September 30, 1999	12,750,270	$209,984	$ (2,311)	$ (1,735)	$ 31,380	$ (837)	$236,481
Comprehensive income:
Net income					20,558		20,558
Minimum pension liability, net of taxes of $238						342	342
Comprehensive income							20,900
Common stock issued
-Purchase of NUI Telecom	113,200	2,800					2,800
-Employee benefit plans*	99,995	3,311					3,311
Treasury stock transactions	19,061		65				65
Cash dividends					(12,671)		(12,671)
Unearned compensation				10			10
	_______	_______	_______	_______	_______	_______	_______
Balance,
September 30, 2000**	12,982,526	$216,095	$ (2,246)	$ (1,725)	$ 39,267	$ (495)	$250,896
Comprehensive income:
Net income					16,313		16,313
Minimum pension liability, net of taxes of $281						(405)	(405)
Comprehensive income							15,908
Common stock issued
-Purchase of Virginia Gas	792,600	22,020					22,020
-Employee benefit plans*	51,055	3,228					3,228
Treasury stock transactions	(71,143)		(1,631)				(1,631)
Cash dividends					(13,128)		(13,128)
Unearned compensation				(2,566)			(2,566)
	_______	_______	_______	_______	_______	_______	_______
Balance,
September 30, 2001**	13,755,038	$241,343	$ (3,877)	$ (4,291)	$ 42,452	$ (900)	$274,727
Comprehensive loss:
Net loss					(15,888)		(15,888)
Minimum pension liability, net of taxes of $155						(223)	(223)
Comprehensive loss							(16,111)
Common stock issued
-Acquisitions	407,823	8,275					8,275
- Equity offering	1,725,000	37,005					37,005
-Employee benefit plans*	106,945	3,313					3,313
Treasury stock transactions	(4,900)		(3,660)				(3,660)
Cash dividends					(14,639)		(14,639)
Unearned compensation				(658)			(658)
	_______	_______	_______	_______	_______	_______	_______
Balance,
September 30, 2002	15,989,906	$289,936	$ (7,537)	$ (4,949)	$ 11,925	$(1,123)	$288,252

* Represents common stock issued in connection with NUI Direct and various employee benefit plans.

**- As Restated- See Note 2

                                                See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (as Restated)

1.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include all subsidiaries of NUI Corporation (collectively referred to as "NUI", the "company", "we", "our", or "us").  NUI is a diversified energy company that is primarily engaged in the sale and distribution of natural gas, energy commodity trading and portfolio management, retail energy sales and telecommunications.  During fiscal 2002, NUI's utility operations served more than 385,000 customers in seven states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, North Carolina Gas, Elkton Gas (Maryland), Valley Cities Gas (Pennsylvania), Waverly Gas (New York) and Virginia Gas (see Note 3).  Virginia Gas is also engaged in other activities, such as pipeline operation and natural gas storage.  The company's non-regulated businesses include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary (see Note 4). All intercompany accounts and transactions have been eliminated in consolidation.

As discussed in Note 10, at September 30, 2002, the company has classified the results of North Carolina Gas, Valley Cities Gas, Waverly Gas, NUI Environmental, and certain product lines of TIC Enterprises as Discontinued Operations in the Consolidated Statement of Income. The assets and liabilities of these entities have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheet.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation (see New Accounting Standards below and Note 2).

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regulation.NUI is a Holding Company and is exempt from registration under the Public Utility Holding Company Act of 1935. NUI's wholly owned subsidiary, NUI Utilities, Inc. is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Certain subsidiaries of NUI Virginia Gas are regulated by the Virginia State Corporation Commission.

Property, Plant and Equipment. Property, plant and equipment includes both utility plant and non-regulated assets. Utility plant is stated at its original cost. Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying rates as approved by the state commissions. The composite average annual depreciation rate was3percent in each of fiscal years 2002, 2001 and 2000. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation. Repairs of all utility plant and replacements and renewals of minor items of property are charged to maintenance expense as incurred. Non-regulated equipment consists primarily of information technology assets and furniture and fixtures. These assets are recorded at original cost and are depreciated on a straight-line basis over a period ranging from 3-10 years. The company accounts for its investments in computer software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

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

The company's subsidiaries, NUI Energy Brokers and NUI Energy, mark-to-market through the income statement all trading positions, including forward sales and purchase commitments. (See Note 17 for a further description of the company's use of derivative financial instruments.)

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

Stock Compensation. The company follows the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock-based compensation. Under APB 25, the Company recognizes no compensation expense related to employee stock options, since the options were granted at a price equal to the market price on the day of the grant. The company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).  See Note 14 for additional information on the company's stock option plans and pro forma disclosures required by SFAS 123.

Income Taxes. The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the liability method to be used to account for deferred income taxes. Under this method, deferred income taxes related to tax and accounting basis differences are recognized at the statutory income tax rates in effect when the tax is expected to be paid.

Investment tax credits, which were generated principally in connection with additions to utility plant made prior to January 1, 1986, are being amortized over the estimated service lives of the properties that gave rise to the credits.

Regulatory Assets and Liabilities. The company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods. The following represents the company's regulatory assets and liabilities deferred in the accompanying consolidated balance sheet as of September 30, 2002 and 2001 (in thousands):

	2002	2001
Regulatory Assets
Environmental investigation and remediation costs	$36,425	$34,888
Post-retirement and other employee benefits	6,783	7,553
Deferred piping allowances	712	996
Utility hedging derivatives	---	12,487
Other	6,140	4,602
Under-recovered gas costs	25,785	45,200
	$75,845	$105,726

Regulatory Liabilities
Net over-collection of income taxes	$4,644	$4,530
Utility hedging derivatives	5,565	---
Market development fund	2,083	1,988
Other	885	(57)
	$13,177	$6,461

Substantially all of these regulatory assets and liabilities have been authorized by state regulators to be recovered in rates. In New Jersey, environmental investigation and remediation costs are recovered through a Remediation Adjustment Clause (see Note 21) and include the carrying costs on unrecovered amounts not currently in rates. In the event that the provisions of SFAS 71 were no longer applicable, the company would recognize a write-off of net regulatory assets (regulatory assets less regulatory liabilities) that would result in a charge to net income, which would be classified as an extraordinary item. However, although the gas distribution industry is becoming increasingly competitive, the company's utility operations continue to recover their costs through cost-based rates established by the public utility commissions. As a result, the company believes that the accounting prescribed under SFAS 71 remains appropriate.

Cash Equivalents. Cash equivalents consist of a money market account that invests in securities with original maturities of three months or less.

Goodwill.  The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). See Note 8 for further discussion of the company's goodwill.

Net Income Per Share of Common Stock. Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

New Accounting Standards. During fiscal 2001, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was issued in June 1998 and establishes accounting and reporting standards regarding derivative instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value as either an asset or liability, and that changes in the fair value be recognized currently in earnings unless certain criteria are met. The adoption of SFAS 133 did not have a material impact on the Company's financial position or net income.

During fiscal 2001, the company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 applies to business combinations occurring after June 30, 2001 and requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets (see Notes 3, 4, 5, 6, 8, and 9).

During fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment and Disposal of Long-lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS 121 implementation issues. As a result of the adoption of this standard, the company has classified the operating results of subsidiaries to be disposed of as "Discontinued Operations" in the Consolidated Statements of Income; assets and liabilities of these subsidiaries as "Held for Sale" in the Consolidated Balance Sheets; and "Changes in Assets and Liabilities Held for Sale" in the Consolidated Statement of Cash Flows. See further discussion of the subsidiaries being disposed of in Note 10.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement establishes accounting standards for recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The company adopted this statement on October 1, 2002, which adjustment was immaterial to the results of operations and financial condition.

In June 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10," (EITF 02-03). The purpose of EITF 02-03 is to address certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged (i.e., whether there is any profit at inception), and (c) additional disclosure requirements for energy trading activities. On October 25, 2002, the EITF reached a consensus on EITF 02-03 that changes the accounting for certain energy contracts. The main provisions of Issue 02-03 are as follows:

-           The EITF rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), which is the authoritative accounting currently followed by NUI Energy Brokers and NUI Energy. Pursuant to EITF 98-10, an entity accounted for energy contracts at fair value with changes in fair value recognized in earnings if the energy contract was determined to be part of an entity's trading activities. As a result, this new consensus prohibits mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under SFAS 133. Any contracts subject to the consensus must be accounted for on the accrual basis upon application of the consensus.

-           The consensus applies immediately to non-derivative energy-related contracts executed after October 25, 2002.

-           The consensus applies to existing non-derivative energy-related contracts for fiscal periods beginning after December 15, 2002 (January 1, 2003 for NUI) and the cumulative effect of a change in accounting principle must be reported upon initial application.

-           The EITF minutes on Issue 02-03 indicate that an entity should not record unrealized gains or losses at the inception of derivative contracts unless the fair value of each contract in its entirety is evidenced by quoted market prices or other current market transactions for contracts with similar terms and counterparties.

-           The EITF reaffirmed its June consensus requiring gains and losses on derivative energy trading contracts (whether realized or unrealized) to be reported as revenue on a net basis in the income statement.

The EITF deliberations and consensus on EITF 02-03 will not affect the company's cash flows. Additionally, the company must continue to mark all energy-related contracts to market based on EITF 98-10 during the first quarter of fiscal 2003 prior to applying the new consensus. However, the consensus requires NUI to record a non-cash, cumulative effect adjustment to convert any contracts that do not meet the definition of a derivative under SFAS 133 to accrual accounting effective January 1, 2003. The company has not finalized the identification of the individual contracts to which the consensus applies, and the level of market prices at the date of application will affect the amount of the required cumulative effect adjustment we must record at that time. As a result, we cannot predict the impact of initially applying the consensus to existing contracts, but the non-cash, one-time cumulative effect adjustment required under Issue 02-03 is expected to be material to "Net income" and "Derivative assets and liabilities."

The primary contracts that we expect will be affected as a result of applying the new consensus are our full requirements natural gas sales contracts associated with NUI Energy and a large natural gas storage contract within NUI Energy Brokers. Until we complete our review of all contracts, we cannot predict the impact of applying the new provisions going forward. However, it is expected that the vast majority of NUI Energy Brokers' contracts will be considered a derivative under SFAS 133 and continue to be marked-to-market through earnings.

Additionally, in accordance with one of the provisions of EITF 02-03, the company has recorded the margins earned under the accounting guidance of EITF 98-10 by both NUI Energy Brokers and NUI Energy on a net basis. In previous periods, both NUI Energy Brokers and NUI Energy included both the cost of the purchased gas and the operating margin earned for all physical transactions within operating revenues on the Consolidated Statement of Income. For financial trades such as futures, options and swap transactions, NUI Energy Brokers and Energy has historically recorded only the operating margin component, but within the purchased gas and fuel line item on the Consolidated Income Statement. The adoption to net-basis reporting has no effect on these transactions or cash flows other than to reclassify and present total margins earned within the operating revenues line item on the Consolidated Statement of Income. In accordance with the EITF, all prior periods have been reclassified to conform to this presentation. As a result of net-basis reporting, NUI reduced operating revenues and purchased gas and fuel line items by $425.8 million, $578.7 million and $456.4 million, in fiscal 2002, 2001 and 2000, respectively, with no changes to total operating margins.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement is effective for exit or disposal activities initiated after December 31, 2002. The company does not expect the adoption of this statement to have a material impact on its financial position or net income.

2.       Restatement of Prior Year Results

NUI has restated its fiscal 2000 and 2001 consolidated financial statements, as well as quarterly results for the first three quarters of fiscal 2002. The consolidated financial statements as of and for the fiscal years ended September 30, 2001 and 2000 contained herein have been updated to reflect these restatements, as well as certain reclassifications described below. The restatement adjustments were required either to reflect the use of appropriate accounting methods or to reflect the correct recording of account balances. The following tables summarize the impact of these adjustments on the company's consolidated financial statements, as restated. Amounts contained in the " Results As Reclassified for EITF 02-03 and SFAS 144" include the amounts as originally reported and  the required reclassifications due to the adoption of SFAS 144 (see Note 10) and the netting provision of EITF 02-03 (see Note 1). In addition, the adjustments contained in the fiscal 2001 consolidated balance sheet table below reflect the cumulative adjustments for both fiscal 2000 and 2001, both of which impact the originally reported consolidated balance sheet.

NUI Corporation and Subsidiaries

Consolidated Statement of Income

(Dollars in thousands, except per share amounts)

	2001 Results As Reclassified for EITF 02-03 and SFAS 144	Adjustments	Legend	2001 As Restated
Operating Margins
Operating revenues	$662,214	$(2,348)	a, b	$659,866
Less- Purchased gas and fuel	422,104	(215)	c	421,889
Cost of sales and services	20,029	---		20,029
Energy taxes	12,918	---		12,918
	207,163	(2,133)		205,030

Other Operating Expenses
Operations and maintenance	104,175	440	d, e, f, g, h, i	104,615
Depreciation and amortization	26,463	---		26,463
Taxes, other than income taxes	7,274	---		7,274
Total operating expenses	137,912	440		138,352

Operating Income	69,251	(2,573)		66,678

Other Income and Expense, net	1,467	---		1,467

Income from Continuing Operations before Interest and Taxes	70,718	(2,573)		68,145

Interest expense	22,473	(350)	j	22,123

Income from Continuing Operations before Income Taxes	48,245	(2,223)		46,022

Income taxes	19,556	(890)	k	18,666

Income from Continuing Operations before Effect of Change in Accounting	28,689	(1,333)		27,356

Discontinued Operations
Loss from discontinued operations	(9,532)	(8,193)	l, m, n, o, p	(17,725)
Income tax benefit	(3,517)	(3,165)	k	(6,682)
Loss from Discontinued Operations	(6,015)	(5,028)		(11,043)

Net Income (Loss)	$22,674	$(6,361)		$16,313
Net Income (Loss) Per Share of Common Stock	$1.70	$(0.48)		$1.22

See Legend descriptions below.

NUI Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands)

	2001 As Reclassified for SFAS 144	Adjustments	Legend	2001 As Restated
ASSETS
Current Assets
Cash and cash equivalents	$3,274	$(673)	q	$2,601
Accounts receivable (less allowance for doubtful accounts of $3,875)	95,675	(12,790)	a, r	82,885
Fuel inventories, at average cost	54,776	---		54,776
Unrecovered purchased gas costs	10,096	(281)	b	9,815
Derivative assets	28,144	(9,511)	c, w	18,634
Federal income tax receivable	17,077	---		17,077
Prepayments and other	86,182	(28,694)	g, o, s, v	57,487
	295,224	(51,949)		243,275

Property, Plant and Equipment
Property, plant, and equipment, at original cost	896,790	(5,910)	x	890,880
Accumulated depreciation and amortization	(285,463)	---		(285,463)
Unamortized plant acquisition adjustments, net	23,155	---		23,155
	634,482	(5,910)		628,572

Funds for Construction Held by Trustee	12,570	---		12,570
Other Investments	5,095	---		5,095
Assets Held for Sale	51,551	(3,584)	p	47,967

Other Assets
Regulatory assets	105,726	---		105,726
Long-term derivative assets	---	9,077	w	9,077
Goodwill, net of accumulated amortization	48,794	715	l, n, x	49,509
Other assets	19,233	25,367	i, m, s	44,600
	173,753	35,159		208,912
	$1,172.675	$(26,284)		$1,146,391

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$184,610	$---		$184,610
Notes payable	3,000	---		3,000
Current portion of long-term debt and capital lease obligations	21,944	---		21,944
Accounts payable, customer deposits and accrued liabilities	153,212	(8,183)	h, r, v, x	145,029
Derivative liabilities	19,994	(2,031)	w	17,963
State income and other taxes	8,189	156	u	8,345
Current portion of deferred Federal income taxes	---	9,014	y	9,014
	390,949	(1,044)		389,905

Other Liabilities
Capital lease obligations	3,188	---		3,188
Deferred Federal income taxes	105,239	(17,570)	k, y	87,669
Long-term derivative liabilities	---	2,031	w	2,031
Liabilities held for sale	4,119	---		4,119
Unamortized investment tax credits	4,387	---		4,387
Environmental remediation reserve	32,559	---		32,559
Regulatory and other liabilities	34,100	4,717	d, f, h, t, u	38,817
	183,592	(10,822)		172,770

Capitalization
Common shareholders' equity	289,145	(14,418)	e, t, u	274,727
Long-term debt	308,989	---		308,989
	598,134	(14,418)		583,716
	$1,172,675	$(26,284)		$1,146,391

See Legend descriptions below.

NUI Corporation and Subsidiaries

Consolidated Statement of Income

(Dollars in thousands, except per share amounts)

	2000 Results As Reclassified for EITF 02-03 and SFAS 144	Adjustments	Legend	2000 As Restated
Operating Margins
Operating revenues	$498,805	$(61)	b	$498,744
Less- Purchased gas and fuel	289,409	650	c	290,059
Cost of sales and services	14,574	---		14,574
Energy taxes	11,571	---		11,571
	183,251	(711)		182,540

Other Operating Expenses
Operations and maintenance	90,308	6,513	d, e, f, h, i, q	96,821
Depreciation and amortization	27,815	---		27,815
Taxes, other than income taxes	7,212	---		7,212
Total operating expenses	125,335	6,513		131,848

Operating Income	57,916	(7,224)		50,692

Other Income and Expense, net	2,989	---		2,989

Income from Continuing Operations before Interest and Taxes	60,905	(7,224)		53,681

Interest expense	18,332	350	j	18,682

Income from Continuing Operations before Income Taxes	42,573	(7,574)		34,999

Income taxes	17,211	(2,855)	k	14,356

Income from Continuing Operations before Effect of Change in Accounting	25,362	(4,719)		20,643

Discontinued Operations
Loss from discontinued operations	2,320	(2,492)	p	(172)
Income tax benefit	935	(1,022)	k	(87)
Loss from Discontinued Operations	1,385	(1,470)		(85)

Net Income (Loss)	$26,747	$(6,189)		$20,558
Net Income (Loss) Per Share of Common Stock	$2.07	$(0.48)		$1.59

See Legend descriptions below.

NUI Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands)

	2000 As Reclassified for SFAS 144	Adjustments	Legend	2000 As Restated
ASSETS
Current Assets
Cash and cash equivalents	$3,546	$(673)	q	$2,873
Accounts receivable (less allowance for doubtful accounts of $1,383)	106,807	(4,442)	r	102,365
Notes receivable	7,000	---		7,000
Fuel inventories, at average cost	36,000	---		36,000
Unrecovered purchased gas costs	3,257	(61)	b	3,196
Derivative assets	8,138	(650)	c	7,488
Prepayments and other	51,535	(23,390)	s, v	28,145
	216,283	(29,216)		187,067

Property, Plant and Equipment
Property, plant, and equipment, at original cost	781,608	---		781,608
Accumulated depreciation and amortization	(266,317)	---		(266,317)
Unamortized plant acquisition adjustments, net	24,414	---		24,414
	539,705	---		539,705

Funds for Construction Held by Trustee	28,706	(350)	j	28,356
Investment in TIC Enterprises, LLC, net	26,225			26,225
Other Investments	1,146	---		1,146
Assets Held for Sale	44,232	(2,492)	p	41,740

Other Assets
Regulatory assets	49,814	---		49,814
Goodwill, net of accumulated amortization	4,239	---		4,239
Other assets	10,494	22,482	i, s, t	32,976
	64,547	22,482		87,029
	$920,844	$(9,576)		$911,268

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$96,700	$---		$96,700
Current portion of long-term debt and capital lease obligations	1,862	---		1,862
Accounts payable, customer deposits and accrued liabilities	130,378	(2,582)	h, r, v	127,796
Federal income and other taxes	11,884	---		11,884
Current portion of deferred Federal income taxes	---	224	k ,y	224
	240,824	(2,358)		238,466

Other Liabilities
Capital lease obligations	4,191	---		4,191
Deferred Federal income taxes	75,249	(4,445)	k ,y	70,804
Liabilities held for sale	5,441	---		5,441
Unamortized investment tax credits	4,825	---		4,825
Environmental remediation reserve	32,731	---		32,731
Regulatory and other liabilities	31,666	3,301	d, f, h, t	34,967
	154,103	(1,144)		152,959

Capitalization
Common shareholders' equity	256,970	(6,074)	e, t	250,896
Long-term debt	268,947	---		268,947
	525,917	(6,074)		519,843
	$920,844	$(9,576)		$911,268

Restatement Adjustment Legend (dollars in thousands):

a.        Recorded an adjustment to decrease accounts receivable and operating revenues of $2,128 in fiscal 2001 in order to adjust the accounts receivable balance to equal the accounts receivable subledger.

b.       Recorded an adjustment to decrease revenues of $220 in fiscal 2001 and $61 in fiscal 2000 in order to adjust the unrecovered gas costs balance to equal the underlying gas costs detail.

c.        Recorded an adjustment to increase purchased gas and fuel in fiscal 2000 by $650 and to decrease purchased gas and fuel in fiscal 2001 by $215 to record margin as earned on an NUI Energy Solutions, Inc. service contract. Previously, the company recognized the expected gross margin on this long-term service contract at inception.

d.       Recorded an adjustment of $170 and $415 in fiscal 2000 and 2001, respectively, to record rental expense for an operating lease on a straight-line basis. Previously, the company had recognized rent expense as paid on a lease that contains escalating payments.

e.        Recorded an adjustment of $611 and $53 in fiscal 2000 and 2001, respectively, to record previously unrecorded compensation expense related to an employee stock purchase plan for all eligible employees.

f.         Recorded an adjustment of $500 and $100 in fiscal 2000 and 2001, respectively, in order to agree insurance and legal reserves to supporting detail available.

g.       Recorded an adjustment of $333 in fiscal 2001 to adjust material and supplies inventory balance to the results of taking a physical inventory.

h.       Recorded adjustments to increase post-retirement benefit reserves by $3,084 in fiscal 2000 and decrease by $1,121 in fiscal 2001 to reflect actuarially determined liabilities available at the date of the financial statements.

i.         Recorded an adjustment to expense certain previously deferred start-up costs related to various business projects of $1,475 and $660 in fiscal 2000 and 2001, respectively.

j.         Recorded an adjustment to decrease interest income on construction funds by $350 in fiscal 2000 and increase by $350 in fiscal 2001 to reflect the appropriate timing of interest income.

k.        Represents the income tax effects of all adjustments

l.         Recorded an adjustment to recognize additional equity losses of TIC in fiscal 2001 of $1,730. Previously, the company had not recorded their share of equity losses through the date of the acquisition of the remaining 51 percent of TIC on May 15, 2001.

m.      Recorded an adjustment to expense $697 in fiscal 2001 of certain costs that had been previously deferred related to pending utility asset sales.

n.       Recorded an adjustment to appropriately expense $3,988 of costs that previously were capitalized as goodwill in the purchase accounting for TIC in fiscal 2001.

o.       Recorded an adjustment to decrease revenue by $686 in fiscal 2001 to appropriately recognize revenue on certain TIC equipment sales, which were previously recognized prior to the completion of required installation obligations.

p.       Recorded an adjustment to expense previously deferred development costs related to NUI Environmental projects of $2,492 and $1,092 in fiscal 2000 and 2001, respectively.

q.       Recorded an adjustment to decrease cash balance by $673 in fiscal 2000 in order to adjust cash balance to equal the supporting detail.

r.         Balance Sheet reclassification of credit balances from accounts receivable to accounts payable and elimination of intercompany accounts totaling $4,442 and $10,661 in fiscal 2000 and 2001, respectively to appropriately record accounts receivable and accounts payable.

s.        Balance Sheet reclassification of pension assets of $23,735 and $28,116 in fiscal 2000 and 2001, respectively, to appropriately record current and non-current assets.

t.         Recorded a balance sheet adjustment to recognize an additional pension minimum obligation for the company's supplemental employee retirement plan of $1,061 and $1,608 in fiscal 2000 and fiscal 2001, respectively, with offsetting amounts to intangible assets ($222 and $83 in fiscal 2000 and 2001) and other comprehensive income ($839 and $1,525 in fiscal 2000 and 2001) in accordance with SFAS 87 and the actuarial valuation report available at the date of the consolidated financial statements.

u.       Recorded a balance sheet adjustment in fiscal 2001 to appropriately recognize treasury stock transactions associated with the company's deferred compensation plan. The adjustment increased treasury stock by $1,631, deferred compensation liability of $1,475 and associated employee tax withholdings liability of $156.

v.     Balance Sheet reclassification of a prepaid asset from accrued liabilities to prepayments and other of $345 and $441 in fiscal 2000 and fiscal 2001, respectively.

w.      Balance Sheet reclassification of derivative assets and liabilities of from current to long-term for those amounts greater than one year.

x.        Balance Sheet reclassification of $6,433 of net assets, of which $5,909 related to property, plant and equipment and $524 related to accrued liabilities to goodwill to appropriately record the fair value of net assets acquired upon the acquisition of Virginia Gas and TIC in 2001.

y.       Balance Sheet reclassification of $9,014 in 2001 and $2,552 in 2000 of the current portion of deferred Federal income taxes from long-term liabilities for those amounts due within one year.

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

The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets of VGC was approximately $8.1 million. Until October 1, 2001, this goodwill was being amortized on a straight-line basis over a 30-year period (see Note 8).

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

4.     Acquisition of TIC Enterprises, LLC

Since 1997, the company held a 49 percent equity interest in TIC Enterprises, LLC (TIC). On May 15, 2001, the company acquired the remaining 51 percent of TIC it did not previously own. NUI paid the majority owner $5 million in cash and a $3 million note payable (see Note 7) and assumed the outstanding debt of TIC. The acquisition was accounted for as a purchase. The excess of the aggregate purchase price paid by NUI for this additional 51 percent interest in TIC over the fair value of the net assets acquired was approximately $17.7 million, which added to the unamortized goodwill of $16.4 million from the initial purchase and was being amortized on a straight-line basis over a 25-year period through October 1, 2001 (see Note 8). In connection with the acquisition, the company recorded a $1.5 million liability for involuntary separations and restructuring costs which was subsequently paid during fiscal 2001.

In March 2002, the company approved a plan to sell TIC. Subsequently, the company decided to retain the network services and wireless product lines (see Note 10).

5.     Acquisition of Norcom, Inc.

On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom, Inc. (Norcom), including 4,000 customer accounts.  The agreement provided for NUI Telecom to assume management control of Norcom as of March 1, 2002. Norcom contributed $8.3 million of operating revenues and $0.6 million of operating income from that date through September 30, 2002. Norcom is a provider of telecommunications services in the Northeast and Southeast regions of the United States and its customer accounts will be combined with the company's NUI Telecom subsidiary.

On August 28, 2002, the company completed the transaction, subject to post-closing adjustments. The purchase price totaled approximately $4.2 million and included the issuance of 216,039 shares of NUI common stock.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Cash	$ 653
Accounts receivable	1,166
Equipment	7
Intangible assets	2,160
Goodwill	2,242
Total assets acquired	6,228
Current liabilities	2,048
Total liabilities assumed	2,048
Net assets acquired	$4,180

The acquired intangible assets relate to customer relationships, which will be amortized over a 7-year period (see Note 9).

6.       Acquisition of Telcorp, Inc.

On May 31, 2002, the company entered into an agreement to acquire certain assets of Telcorp, Ltd. (Telcorp).  In addition, the company entered into a letter agreement with Telcorp, which provides that NUI Telecom assumed management control of the business effective April 1, 2002.  Telcorp contributed $3.4 million of operating revenues and $1.4 million of operating income from that date through September 30, 2002.

On September 1, 2002, the company completed its acquisition of Telcorp, subject to post-closing adjustments. The purchase price totaled approximately $3.4 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Accounts Receivable	$ 832
Equipment	10
Intangible assets	3,060
Goodwill	361
Total assets acquired	4,263
Current liabilities	832
Total liabilities assumed	832
Net assets acquired	$3,431

The acquired intangible assets relate to customer relationships, which will be amortized over a 10-year period (see Note 9).

7.     Note Payable

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

On April 4, 2002, the former owner of TIC filed suit against NUI and TIC to collect on the note. The company is vigorously defending this claim against the former owner and is unable to assess the outcome of the litigation at this time.  Management believes that the impact of this litigation would not have a material negative impact on NUI, as the full amount of the original note payable is recorded on the Consolidated Balance Sheet at September 30, 2002.

8.     Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The carrying value of goodwill for each of the company's subsidiaries is no longer subject to amortization, but must be tested for impairment annually or earlier under certain circumstances.Implementation of this accounting pronouncement required the company to perform a fair value assessment to determine if the fair value of its subsidiaries with goodwill exceeded their carrying amounts. The company has completed its fair value assessment of the subsidiaries that meet the requirements of SFAS 142. Using the present value of expected future cash flows to determine the fair value of TIC, the company recognized a transitional goodwill impairment loss of approximately $27.1 million related to the carrying value of the goodwill for its TIC subsidiary.  A goodwill impairment adjustment for the fair market valuations of NUI Telecom and VGC was not necessary.

In conjunction with the adoption of SFAS 142, the company identified $2.2 million of intangible assets from its acquisition of Virginia Gas, which had been originally recorded as goodwill. These intangible assets relate to the development rights of the property acquired in March 2001, and will be amortized over a 30-year period (see Note 9).

The changes in the carrying amount of goodwill (net of amortization) for the year ended September 30, 2002, are as follows (in thousands):

NUI Telecom	NUI
Virginia Gas
			TIC Enterprises	Total

Balance as of September 30, 2001	$4,982	$10,256	$34,271	$49,509
Reclassification to intangible assets	---	(2,200)	(159)	(2,359)
Additional goodwill during the period	2,603	---	---	2,603
Transitional impairment loss	---	---	(27,142)	(27,142)
Amounts written-off	---	---	(3,485)	(3,485)
Balance as of September 30, 2002	$7,585	$8,056	$3,485	$19,126

The following table sets forth the effect of SFAS 142 for the fiscal years ended September 30 (in thousands, except per share amounts):

	2002	2001	2000

Reported net income (loss)	$(15,888)	$16,313	$20,558
Add back: Transitional impairment loss (net of tax)	17,642	---	---
Add back: Goodwill amortization	---	1,795	1,069
Adjusted net income	$ 1,754	$18,108	$21,627

Basic Earnings per Share:
Reported net income (loss)	$(1.06)	$1.22	$1.59
Transitional impairment loss	1.18	---	---
Goodwill amortization	---	0.13	0.08
Adjusted net income	$ 0.12	$1.35	$1.67

9.     Acquired Intangible Assets

As discussed in Notes 5, 6, and 8, the company has acquired intangible assets, which are included in Other Assets on the Consolidated Balance Sheet at September 30, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization

Development rights	$2,200	$(73)
Customer relationships	5,220	---
Total	$7,420	$(73)

The aggregateamortization for the year ended September 30, 2002, was $73,333. Estimated annual amortization is expected to be approximately $688,000 for each fiscal year through September 30, 2007.

10.  Discontinued Operations

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

On October 5, 2000, the company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility operations (VCW) to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. The transaction closed on November 7, 2002, after all regulatory approvals were obtained. VCW generated operating revenues of $9.2 million, $11.8 million, and $9.1 million for the fiscal years ended September 30, 2002, 2001, and 2000, respectively. VCW had assets of $15.9 million and liabilities of $0.9 million that have been classified as held for sale as of September 30, 2002.

On May 15, 2002, the company agreed to sell the assets of its North Carolina Gas utility operation (NC) to Piedmont Natural Gas of North Carolina for approximately $26 million. The transaction closed on September 30, 2002, after all regulatory approvals had been obtained. NC generated operating revenues of $13.9 million, $23.0 million, and $19.6 million for the fiscal years ended September 30, 2002, 2001, and 2000, respectively.

In March 2002, the company approved a plan to sell its TIC Enterprises subsidiary, at which time the company began to actively seek a buyer. During the third quarter of fiscal 2002, TIC continued to incur operating losses primarily as a result of the economy, the marketplace for telephone equipment and various operational issues with the United States Postal Service (USPS) product lines. In June 2002, the company decided to retain TIC's profitable wireless and network service product lines and continued to seek a buyer for the telephone equipment and USPS product lines. In accordance with SFAS 144, during June 2002, the net assets of the wireless and network services product lines were reclassified back to assets held and used, and are now under the management of NUI Telecom.

The company did not receive any acceptable offers for the remaining product lines of TIC, and NUI announced on July 16, 2002, that it has ceased the operations of its telephone equipment and USPS product lines, and TIC has notified the USPS accordingly. TIC's discontinued product lines generated operating revenues of $7.2 million and $8.2 million for the fiscal years ended September 30, 2002, and 2001, respectively. In addition, NUI recognized a charge of approximately $8.0 million to write-down the net assets of these two product lines to their fair value. This charge included the write-off of approximately $3.5 million of goodwill allocated to these product lines. The net assets of the remaining two product lines are included in assets held and used at September 30, 2002.

Prior to the acquisition of TIC on May 15, 2001, the company recorded a pre-tax equity loss of $11.7 million during the year ended September 30, 2001, and pre-tax equity income of $1.3 million during the year ended September 30, 2000.  These amounts have been included in discontinued operations for the periods presented.

During September 2002, the company approved a plan to sell its NUI Environmental subsidiary, at which time the company began to actively seek a buyer. NUI Environmental has not generated operating revenues as of yet, and incurred operating losses of $2.0 million, $1.3 million, and $2.7 million for the fiscal years ended September 30, 2002, 2001, and 2000, respectively.

11.   Restructuring Charges

In December 2001, the company commenced a reorganization effort that resulted in workforce reductions. The reorganization efforts resulted in accounting charges of approximately $1.2 million, primarily relating to severance costs.  The company has paid approximately $0.9 million of severance costs through September 30, 2002 and expects the remaining accrual of $0.3 million related to this charge to be paid out by December 31, 2002.

12.  Earnings per Share

The following table summarizes the company's basic and diluted earnings per share calculations for the fiscal years ended September 30 (amounts are in thousands, except per share amounts):

	2002	2001	2000

Income from continuing operations	$16,159	$27,356	$20,643
Income (loss) from discontinued operations	(14,405)	(11,043)	(85)
Effect of change in accounting	(17,642)	---	---
Net income (loss)	$(15,888)	$16,313	$20,558

Weighted Average Shares Outstanding	14,938	13,356	12,929

Earnings (loss) per Share:
Income (loss) from continuing operations	$ 1.08	$2.05	$1.60
Loss from discontinued operations	(0.96)	(0.83)	(0.01)
Effect of change in accounting	(1.18)	---	---
Net income (loss)	$(1.06)	$1.22	$1.59

The company does not have dilutive shares as of September 30th for the periods presented.

13.  Capitalization

Long-Term Debt. On August 20, 2001, the company issued $60 million of Senior notes with interest rates ranging from 6.60 percent to 7.29 percent. The proceeds were used to repay short-term indebtedness, which was used in part to acquire NUI Virginia Gas and TIC.

The company deposits in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of September 30, 2002, and September 30, 2001, the total unexpended portions of all of the company's Gas Facilities Revenue Bonds were $3.9 million and $12.6 million, respectively, and are classified on the company's consolidated balance sheet, including interest earned thereon, as funds for construction held by trustee. These trust funds are primarily invested in cash equivalents and U.S. Government securities.

The variable rate Gas Facilities Revenue Bonds due June 1, 2026 contain a provision whereby the holder can "put" the bonds back to the issuer. Accordingly, the company has executed a long-term standby Bond Repurchase Agreement with a syndicate of three banks whereby the three banks would repurchase the bonds should such a contingency occur.

The company repaid $20 million of Medium-Term Notes in August 2002. This amount was included in current liabilities as of September 30, 2001.

Preferred Stock. The company has 5,000,000 shares of authorized but unissued preferred stock. Shares of Series A Junior Participating Preferred Stock have been reserved for possible future issuance in connection with the company's Shareholder Rights Plan, described below.

Shareholder Rights Plan.  The company's Board of Directors has adopted a Shareholder Rights Plan under which shareholders of NUI common stock were issued as a dividend one right to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $50 (Right) for each share of common stock held.  The Rights initially attach to the shares of NUI common stock and can be exercised or transferred only if a person or group (an Acquirer), with certain exceptions, acquired, or commenced a tender offer to acquire beneficial ownership of 15 percent or more of NUI common stock. The company may redeem the Rights at $0.001 per Right at any time prior to the occurrence of any such event. Each Right, except those held by the Acquirer, may be used by the non-acquiring shareholders to purchase, at the Right's exercise price, shares of NUI common stock having a market value equivalent to twice the Right's exercise price, thus substantially reducing the Acquirer's ownership percentage. All rights expire on March 2, 2011.

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

At September 30, 2002, shares reserved for issuance under the company's common stock plans were: NUI Direct, 35,297; Savings and Investment Plan, 121,966; NUI Corporation Stock Option, Stock Award and Incentive Plan, as amended and restated, 390,097; 1996 Employee Stock Purchase Plan, 52,939; and the 1996 Director Stock Purchase Plan, 43,168.

Stock Plans. The company has in effect the NUI Corporation Stock Option, Stock Award and Incentive Plan (the Plan), which provides for the granting of equity-based and cash incentive awards to officers and other key employees of the company. Under the award plan, grants of performance-based restricted stock and stock options have been made and targets for earning cash incentive awards have been established. Stock option grants are more fully discussed in Note 14. In addition to the award plan, the company maintains the 1996 Director Stock Purchase Plan, which provides for the purchase by members of the board of directors of shares of common stock at a fifteen percent discount to the fair market value on the date of purchase.

Restricted shares of stock granted as long-term compensation for executive officers and key employees amounted to 115,450 in fiscal 2002, 91,350 in fiscal 2001 and 82,750 in fiscal 2000. As of September 30, 2002, a total of 236,162 shares of restricted stock that have been granted as long-term compensation are subject to future vesting requirements, and are restricted from resale.

Dividend Restrictions. The company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the company was permitted to pay approximately $40.9 million of cash dividends at September 30, 2002.

14.  Stock Options

Beginning in January 2002, the company may grant stock options to officers and certain other employees to purchase shares of NUI common stock at a price equal to the market price on the date the option is granted. Options may have vesting and other terms as established by the company and have a maximum term of 7 years. At September 30, 2002, a total of 965,600 shares were designated for future issuance of common stock.

Presented below is a summary of stock option activity:

	Options Outstanding	Wtd Avg. Exercise Price	Options Exercisable	Wtd Avg. Exercise Price
Balance at September 30, 2001	---		---
Granted	965,600	$22.40	---	N/A
Balance at September 30, 2002	965,600	$22.40	---	N/A

The options above have a weighted average remaining life of 6 years. There are no options that are exercisable at September 30, 2002.

Pro Forma Fair Value Disclosures

Had employee compensation expense been recognized based on the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the Company's net income and diluted earnings per share for the year ended September 30, 2002, would have been impacted as shown in the following table (in thousands, except for per share amounts).

Reported net loss	$(15,888)
Pro forma net loss	$(17,269)
Reported loss per share	$(1.06)

Pro forma loss per share

$(1.16)

The fair values of the stock options granted, which is hypothetically amortized to compensation expense over the vesting period in determining the pro forma impact noted above, has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life of option	5 years
Risk-free interest rate	4.9 percent
Expected volatility of NUI stock	51.6 percent
Expected dividend yield on NUI stock	3.8 percent

The fair value of the options granted during fiscal 2002 using the Black-Scholes model is as follows (in thousands, except for per option amount):

Fair value of each option granted	$8.82
Total number of options granted	965.6
Total fair value of all options granted	$8,520

For SFAS 123 purposes, the weighted average fair value of stock options granted is required to be based on a theoretical option-pricing model such as the Black-Scholes method. In actuality, because the company's employee stock options are not traded on an exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of NUI stock. Such an increase in stock price benefits all stockholders commensurately.

15.    Notes Payable to Banks

At September 30, 2002, the Company's outstanding notes payable to banks were $128.7 million with a combined weighted average interest rate of 2.6 percent. Unused lines of credit at September 30, 2002, were approximately $96.3 million.  The company's lines of credit, under which the company had the ability to borrow up to $225 million, expired on December 18, 2002. As a result of the reduced amount of short-term indebtedness outstanding, and the company's expected lower requirements for short-term credit going forward, at the company's request, the lenders in the company's bank group unanimously agreed to extend the maturity of $195 million of the notes payable through February 12, 2003, which is past the typical cyclical peak of the company's credit needs in December of each year. The company has also received written commitments from a majority of its lenders to extend the maturity of $130 million of the credit facility from that date through February 2004, and is continuing to negotiate with other lenders for a similar commitment. The company believes that it will be able to negotiate sufficient extensions of its credit facility through February 2004 to satisfy its current credit needs as well as to provide a contingency reserve for potential unforeseen events, such as possible higher gas inventory costs if natural gas prices should increase. However, there is no assurance that the company will successfully negotiate the extension or that it will be able to close on the extension of the credit facility in February 2003. As a result of obtaining the new credit agreements, the company's facility fees and borrowing costs increased by 62.5 basis points or 0.625 percent and NUI Utilities' facility fees and borrowing costs increased by 50 basis points, or 0.50 percent. Pricing grids have been provided to the company by its lenders, which tier pricing to higher and lower credit ratings should a debt rating change occur. These increased borrowing rates are expected to be largely, if not completely, offset by lower outstanding balances under the credit facility during fiscal 2003, such that overall interest expense is not expected to differ materially from fiscal 2002.

In October 2002, NUI and NUI Utilities amended their existing Credit Agreements with their bank lenders. The amendments to both Credit Agreements removed the requirement to maintain a minimum credit rating, and added provisions providing for increases in the interest rates and facility fees payable corresponding to credit ratings at and below the credit ratings that were previously required under the Credit Agreements. In addition, the minimum fixed charge coverage ratio required pursuant to the NUI Corporation Credit Agreement was amended from 1.75x to 1.50x for quarters ended on or after September 30, 2002. The NUI Corporation Credit Agreement also was amended to modify the fixed charge coverage ratio test to allow for the add back of certain one-time predominantly non-cash charges associated with NUI Corporation's implementation of SFAS 144 and SFAS 142 with respect to NUI Corporation's investment in TIC. The omission of the add backs in the Credit Agreement covenant prior to the amendment resulted in NUI Corporation being in technical default under the Credit Agreement during fiscal 2002.  Because the original Credit Agreement did not allow for such add backs, NUI Corporation's income under the original Credit Agreement covenant calculations was reduced by approximately $13.6 million to account for after-tax losses recorded during fiscal 2002 for discontinued operations of TIC pursuant to SFAS 144, and by approximately $17.6 million because of the adoption of SFAS 142 which related to the carrying value of the goodwill of NUI Corporation's TIC subsidiary.  The amendments to the NUI Corporation Credit Agreement cured the technical default thereunder.  In addition, both credit agreements were amended to allow the borrowers to enter into up to $50 million aggregate of financing transactions to permit NUI Utilities' Elizabethtown Gas subsidiary to consummate a contemplated financing of certain gas meters and related equipment in the amount of approximately $33 million, upon approval of the NJBPU. The company currently expects to be in compliance with the new terms of the financial covenants during fiscal 2003.

The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $164.3 million at 3.1 percent in fiscal 2002, $161.2 million at 6.2 percent in fiscal 2001 and $75.3 million at 6.7 percent in fiscal 2000.

16. Leases

Property, plant and equipment held under capital leases amounted to$39.3million at September 30, 2002, and $32.6 million at September 30, 2001, with related accumulated amortization of $20.0 million and $21.7 million, respectively. These properties consist principally of leasehold improvements, office furniture and fixtures, vehicles and gas meters and related equipment. A summary of future minimum payments for properties held under capital leases follows (in thousands):

2003	$3,004
2004	2,667
2005	2,008
2006	1,362
2007	1,177
Thereafter	6,100
Total future minimum payments	16,318
Amount representing interest	(3,224)
Current portion of capital lease obligations	(2,351)
Capital lease obligations	$10,743

The company has entered into non-cancelable operating leases, which principally relate to office space and information technology assets used in its operations. The future minimum lease payments as of September 30, 2002 are as follows:

2003	$6,793
2004	5,558
2005	5,106
2006	5,208
2007	5,321
Thereafter	9,726
Total	$87,712

Rents charged to operations expense were $11.3 million in fiscal 2002, $9.7 million in fiscal 2001, and $7.0 million in fiscal 2000. Certain of the company's office leases contain rent escalations. The company records rent expense on a straight-line basis over the life of these leases.

The company has entered into subleases for a portion of the office space noted above. Amounts received from    subleases were $2.8 million in fiscal 2002, $2.6 million in fiscal 2001, and $1.7 million in fiscal 2000.

17.    Financial Instruments and Derivatives

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

The company's utility divisions utilize certain derivatives for non-trading purposes to hedge the impact of market fluctuations on assets, liabilities and other contractual commitments. Pursuant to SFAS 133, such derivative products are marked-to-market each reporting period. Pursuant to regulatory requirements, realized gains and losses related to such derivatives are reflected in purchased gas costs and included in billings to customers. Consequently, unrealized gains and losses are reflected as regulated assets or liabilities as appropriate.

NUI Energy Brokers accounts for its trading activities by marking-to-market all trading positions and calculating its value-at-risk on a daily basis. The values used for these calculations include New York Mercantile Exchange (NYMEX) settlement prices and prices from other well-established third-party organizations, established pricing models, and quoted market volatilities. The company manages its open positions within the guidelines of a Risk Management Policy that limits its exposure to market risks and requires that, among other things, any breach of policy be reported to senior management.

Realized and unrealized gains and losses are recorded in the consolidated statement of income under purchased gas and fuel.  At September 30, 2002, NUI Energy Brokers had purchased and sold NYMEX futures contracts totaling 46.5 Bcf of natural gas at prices ranging from $2.738 to $4.91 per Mcf, which include derivatives for the utility divisions.  Approximately 73 percent of these contracts have a duration of one-year or less and none of these contracts extend beyond September 2005. The Company's option contracts consisted of 1,136 puts and calls at varying strike prices, none of which extend beyond August 2005. NUI Energy Brokers' mark-to-market value of their swap positions at year-end was approximately $5.1 million. The swap transactions have terms that extend through March 2004. Additionally, NUI Energy Brokers had forward purchase and sale commitments extending through December 2007. At September 30, 2002, NUI Energy Brokers' forward and storage transactions had an unrealized mark-to-market value of approximately $14.6 million.

The company has margin collateral deposits of $5.0 million and $34.4 million at September 30, 2002 and 2001, respectively, included within Prepayments and Other on the Consolidated Balance Sheets.

Net realized and unrealized gains on derivative trading for fiscal 2002 totaled $19.6 million, compared to $19.4 million in 2001, and has been included in income.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statement of cash flows.

The risk associated with open positions is closely monitored on a daily basis, and controlled in accordance with Energy Brokers' Risk Management Policy. This policy has been prepared by senior management and approved by the company's Board of Directors, and dictates policies and procedures for all trading activities. The policy defines both value-at-risk (VaR) and loss limits, and all traders are required to read, sign, and follow this policy. At the end of each day, all trading positions are marked-to-market and a VaR is calculated. This information, as well as the status of all limits, is disseminated to senior management daily. In addition, the Risk Management Policy is regularly reviewed by senior management to assure that it is current and responsive to all marketplace risks, with any changes approved by the Board of Directors.

The company is exposed to credit risk in the event of default or non-performance by one of its trading partners, The company adheres to strict credit policies that management believes minimize overall credit risk. Additionally, certain trading transactions entered into under master agreements and other arrangements provide NUI Energy Brokers with a right of setoff in the event of bankruptcy or default by the counterparty.

Other Financial Instruments. The fair value of the company's cash equivalents, funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The carrying value of the company's long-term debt exceeded its fair value by approximately $14.9 million and $7.9 million as of September 30, 2002 and 2001, respectively. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues.

18.      Consolidated Taxes

The provision for Federal and State income taxes was comprised of the following (in thousands):

	2002	2001*	2000*
Currently payable (receivable) -
Federal	$5,546	$(16,709)	$8,865
State	2,796	3,771	2,615
Deferred -
Federal	(14,113)	25,253	2,270
State	(5)	107	945
Amortization of investment tax credits	(439)	(438)	(426)
Total provision for income taxes	$(6,215)	$11,984	$14,269

Total income tax provision included in:
Continuing operations	$11,224	$18,666	$14,356
Discontinued operations	(7,939)	(6,682)	(87)
Cumulative effect of change in accounting	(9,500)	----	----
Total provision for income taxes	$(6,215)	$11,984	$14,269

* Certain amounts for fiscal 2000 and 2001 have been restated- see Note 2

The components of the company's net deferred Federal tax liability (asset) as of September 30, 2002 and 2001 are as follows (in thousands):

	2002	2001
Depreciation and other utility plant differences	$62,123	$60,997
Plant acquisition adjustments	6,050	9,383
Alternative minimum tax credit	(5,346)	---
Unrecovered gas costs	16,846	19,416
Pension and other employee benefits	6,204	5,847
Unrealized gains and losses	9,581	8,265
Goodwill	(10,386)	(897)
Other	(3,184)	(6,328)
	$81,888	$96,683

* Certain amounts for fiscal 2000 and 2001 have been restated- see Note 2

The alternative minimum tax credit can be carried forward indefinitely to reduce the company's future tax liability. There are no net operating loss carryforwards at September 30, 2002. The company has not recorded any tax valuation reserves associated with deferred tax assets because the company expects that it is more likely than not that these tax assets would be realized in future periods.

The company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):

	2002	2001*	2000*
Pre-tax income	$(22,103)	$28,298	$34,827
Federal income taxes computed at Federal statutory tax rate of 35 percent	(7,736)	9,904	12,189
Increase (reduction) resulting from:
Excess of book over tax depreciation	329	321	341
Amortization of investment tax credits	(439)	(438)	(426)
Federal benefit of state tax provision	(977)	(1,357)	(1,246)
Other, net	(183)	(324)	(149)
Total provision for Federal income taxes	(9,006)	8,106	10,709
Provision for State income taxes	2,791	3,878	3,560
Total provision for income taxes	$(6,215)	$11,984	$14,269

* Certain amounts for fiscal 2000 and 2001 have been restated- see Note 2

19.  Retirement and Other Benefits

Pension Benefits. The company has non-contributory defined benefit retirement plans, which cover all of its employees other than the City Gas of Florida union employees who participate in a union-sponsored multi-employer plan. The company funds its plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 and makes contributions to the union-sponsored plan in accordance with its contractual obligations. Benefits paid under the company's plans are based on years of service and levels of compensation. The company's actuarial calculation of pension expense is based on the projected unit cost method.

The changes in the pension benefit obligation for the company's plans were as follows (in thousands):

	2002	2001
Benefit obligation at beginning of year	$94,610	$81,303
Service cost	2,797	2,213
Interest cost	6,813	6,614
Plan amendments	64	---
Actuarial loss	5,296	10,325
Benefits paid	(9,076)	(5,845)
Benefit obligation at end of year	$100,504	$94,610

The change in the company's plan assets were as follows (in thousands):

	2002	2001
Fair value of plan assets at beginning of year	$111,578	$131,256
Actual return on plan assets	(10,136)	(13,817)
Estimated expenses	---	(16)
Benefits paid	(9,076)	(5,845)
Fair value of plan assets at end of year	$92,366	$111,578

The reconciliation of the funded status of the company's funded plans as of September 30, 2002 and 2001 was as follows (in thousands):

	2002	2001
Funded status	(8,138)	16,968
Unrecognized net loss	34,643	8,619
Unrecognized prior service cost	2,126	2,540
Unrecognized net transition asset	---	(10)
Pension prepayment	$28,631	$28,117

The projected benefit obligation was calculated using a discount rate of 6.75 percent in fiscal 2002 and 7.25 percent in fiscal 2001, and an assumed annual increase in compensation levels of 4 percent in fiscal 2002 and 2001. The expected long-term rate of return on assets was calculated at 9.75 percent in both fiscal 2002 and fiscal 2001, and has been reduced to approximately 9 percent beginning in fiscal 2003. The company's pension fund assets are invested approximately 70 percent in publicly traded equity securities and approximately 30 percent in publicly traded debt securities.

The components of pension expense for the company's plans were as follows (in thousands):

	2002	2001	2000
Service cost	$2,797	$2,229	$2,007
Interest cost	6,813	6,614	6,029
Return on plan assets	(10,592)	(12,504)	(12,351)
Net amortization and deferral	468	(684)	(1,469)
Pension credit	$ (514)	$(4,345)	$(5,784)

Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $6.7 million as of September 30, 2002, $6.4 million as of September 30, 2001, and $4.9 million as of September 30, 2000, and the expense for this plan was approximately $0.9 million in fiscal 2002 and 2001, and $0.6 million in fiscal 2000. The company recorded $0.2 million, after-tax, and $0.4 million, after-tax, in fiscal years 2002 and 2001, respectively, due an increased minimum liability related to the supplemental plan. This adjustment has been included in "Accumulated Other Comprehensive Income" on the company's Consolidated Statement of Capitalization and Consolidated Statement of Shareholder's Equity.

Post-retirement Benefits Other Than Pensions.  The company provides certain health care benefits to all retirees receiving benefits under a company pension plan other than the City Gas Company of Florida plan, who reach retirement age while working for the company.

The company accounts for these plans under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS 106), which, among other things, requires companies to accrue the expected cost of providing other post-retirement benefits to employees and their eligible dependents during the years that eligible employees render the necessary service. The company currently funds these future benefits through a Voluntary Employees Beneficiary Association.

Effective July 1, 2000, the company no longer offers post-retirement benefits other than pensions for any new hires. In addition, the company has capped its share of costs at $500 per participant, per month for retirees under age 65, and at $150 per participant, per month for retirees over age 65.

The changes in the post-retirement benefit obligation for the company's plans were as follows (in thousands):

	2002	2001
Benefit obligation at beginning of year	$20,552	$21,265
Service cost	264	224
Interest cost	1,451	1,476
Actuarial loss	1,528	417
Plan amendments	(134)	(1,082)
Benefits paid	(2,323)	(2,018)
Other	299	270
Benefit obligation at end of year	$21,637	$20,552

The changes in the company's plan assets were as follows (in thousands):

	2002	2001
Fair value of plan assets at beginning of year	$1,700	$1,619
Actual return on plan assets	88	81
Employer contributions	7,359	1,748
Plan participants' contributions	299	270
Benefits paid	(2,323)	(2,018)
Fair value of plan assets at end of year	$7,123	$1,700

The reconciliation of the funded status of the company's post-retirement plans other than pensions as of September 30, 2002 and 2001, was as follows (in thousands):

	2002	2001
Funded status	$14,514	$18,852
Unrecognized prior service cost	1,014	970
Unrecognized net gain	(5,047)	(2,810)
Accrued post-retirement benefit obligation	$10,481	$17,012

The components of post-retirement benefit expense other than pensions were as follows (in thousands):

	2002	2001	2000
Service cost	$264	$224	$770
Interest cost	1,451	1,476	2,062
Amortization of transition obligation	---	---	516
Other	(161)	(164)	(72)
Net post-retirement expense	$1,554	$1,536	$3,276

The health care trend rate assumption is 7.45 percent in 2002 gradually decreasing to 5.50 percent for the year 2005 and later. The discount rate used to compute the accumulated post-retirement benefit obligation was 6.75 percent in fiscal 2002 and 7.25 percent in fiscal 2001. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated post-retirement benefit obligation by approximately $2.5 million and the aggregate annual service and interest costs by approximately $0.2 million.

The company continually evaluates alternative ways to manage these benefits and control its costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefit may have a significant effect on the amount of the reported obligation and expense.

Employee Stock Purchase Plan (ESPP). The company allows eligible employees to purchase shares of the company's stock monthly at a price equal to 85 percent of the lower of the fair market value on the first and last trading days of the month, up to a maximum of 10 percent of their annual compensation. The company expenses this employee discount as compensation expense.

Savings and Investment Plans (401(k)). The company maintains a voluntary 401(k) savings plan designed to enhance existing retirement programs covering eligible employees. The plan allows eligible employees who participate to make contributions of up to six percent of their annual base pay, which are matched by contributions by the company. Contributions are invested at the election of the employee in the company's common stock or in various other investment funds. Participants investing in the NUI Stock Fund are matched by the company at 60 percent of their contributions. Participant contributions that are invested in all other funds are matched by the company at 50 percent. Effective October 1, 2002, the company increased the match to 60 percent of each employee's first 6 percent of salary contributions in all other funds. Employer contributions charged to expense were $1.3 million, $1.2 million and $1.1 million for the fiscal years ended September 30, 2002, 2001, and 2000, respectively.

20. Business Segment Information

The company's operations are organized and managed as three primary segments: Distribution Services, Wholesale Energy Marketing and Trading and Retail and Business Services. During fiscal 2002, the Distribution Services segment distributed natural gas in seven states through the company's regulated utility operations. The Wholesale Energy Marketing and Trading segment reflects the operations of the company's NUI Energy Brokers and NUI Virginia Gas subsidiaries, as well as off-system sales made by NUI Energy Brokers on behalf of the utility operations. The Retail and Business Services segment reflects the operations of the company's NUI Energy, UBS, and NUI Telecom subsidiaries, the network and wireless product lines of TIC Enterprises, as well as appliance leasing, repair and maintenance operations.  The company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the company for each of the three fiscal years ended September 30, 2002, 2001 and 2000. Revenues and operating margins include intersegment sales to affiliated entities, which are eliminated in consolidation.  Identifiable assets include only those attributable to the operations of each segment.  Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

(Dollars in thousands)	2002	2001*	2000*
Revenues:
Distribution Services	$391,265	$489,551	$381,505
WholesaleEnergy Marketing & Trading	108,531	135,813	94,905
Retail & Business Services	65,179	49,612	32,047
Intersegment Revenues	(8,507)	(15,110)	(9,713)
Total Revenues	$556,468	$659,866	$498,744

Operating Margins:
Distribution Services	$158,815	$163,968	$158,601
Wholesale Energy Marketing & Trading	29,365	22,872	14,366
Retail & Business Services	24,899	24,647	15,380
Intersegment Margins	(2,195)	(6,457)	(5,807)
Total Operating Margins	$210,884	$205,030	$182,540

Pre-Tax Operating Income:
Distribution Services	$41,888	$53,189	$46,856
WholesaleEnergy Marketing & Trading	15,642	14,152	9,004
Retail & Business Services	(3,664)	2,431	(86)
Total Pre-Tax Operating Income	$53,866	$69,772	$55,774

Depreciation & Amortization:
Distribution Services	$25,465	$22,811	$22,413
Wholesale Energy Marketing & Trading	2,318	693	68
Retail & Business Services	3,289	2,955	2,503
Total Depreciation & Amortization	$31,072	$26,459	$24,984

Identifiable Assets:
Distribution Services	$751,684	$778,018	$703,790
Wholesale Energy Trading & Marketing	148,234	138,693	65,343
Retail & Business Services	86,247	108,432	36,066
Total Identifiable Assets	$986,165	$1,025,143	$805,199
Capital Expenditures:
Distribution Services	$40,242	$40,559	$42,328
Wholesale Energy Marketing & Trading	854	8,020	6
Retail & Business Services	5,593	3,955	4,936
Total Capital Expenditures	$46,689	$52,534	$47,270

*- As Restated (see Note 2 of the Notes to the Consolidated Financial Statements)

A reconciliation of the company's segment pre-tax operating income, depreciation and amortization, identifiable assets and capital expenditures to amounts reported on the consolidated financial statements is as follows:

(Dollars in thousands)	2002	2001*	2000*

Segment Pre-Tax Operating Income	$53,866	$69,772	$55,774
Non-segment pre-tax operating loss	(5,532)	(3,094)	(5,082)
Operating income from Continuing Operations	$48,334	$66,678	$50,692

Segment Depreciation & Amortization	$31,072	$26,459	$24,984
Non-segment depreciation & amortization	7	4	2,831
Depreciation & Amortization	$31,079	$26,463	$27,815

Segment Identifiable Assets	$ 986,165	$1,025,143	$805,199
Non-segment identifiable assets	55,127	121,248	106,070
Total Assets	$1,041,292	$1,146,391	$911,269

Segment Capital Expenditures	$46,689	$52,534	$47,270
Non-segment capital expenditures	7,681	5,429	689
Total Capital Expenditures	$54,370	$57,963	$47,959

*- As Restated (see Note 2 of the Notes to the Consolidated Financial Statements)

21. Commitments and Contingencies

Commitments.On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUI's Virginia Gas subsidiary and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC (LLC).  Upon final approval by appropriate regulatory agencies, Virginia Gas will contribute certain storage assets valued at approximately $16 million to the LLC. DEGT will contribute $16 million of capital required to expand the facility for its intended purpose.

The company and DEGT will fund the costs of developing the storage assets equally over the next five years. The company currently estimates its share of future funding needs to be $18.3 million in fiscal 2003, $7.3 million in fiscal 2004, $0.8 million in fiscal 2005, $0.7 million in fiscal 2006, and $0.8 million in fiscal 2007. The company expects that all, or substantially all, of its funding requirements for the joint venture during fiscal 2003 will be provided through the execution of a long-term (12 to 15 year) capital lease with a bank on a compressor station.

The company has guarantees of approximately $385 million to 79 counterparties as of September 30, 2002, in support of NUI Energy Brokers' trading activities. These guarantees are necessary to facilitate trading with a broad group of potential counterparties, although typically NUI Energy Brokers uses only a fraction of the issued guarantees at any given time. Further, since NUI Energy Brokers has netting agreements in place with most of their counterparties, the guarantees would apply only to any net balances owed to their respective counterparties. As of September 30, 2002, outstanding guarantees are approximately $17.5 million.

Environmental Matters.The company owns, or previously owned, certain properties located in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland on which manufactured gas plants (MGP) were operated by the company or by other parties in the past. In New Jersey, the company is currently conducting remedial activities at such properties with oversight from the New Jersey Department of Environmental Protection and anticipates initiation of such activities in the state of North Carolina within the next five years.  Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded a total reserve of approximately $33.8 million which the company believes represents the probable minimum amount the company may expend over the next 30 years. Of this reserve, approximately $30.2 million relates to remediation of the New Jersey MGP properties and approximately $3.6 million relates to remediation of the MGP properties located outside the state of New Jersey.

The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the New Jersey Board of Public Utilities (NJBPU) to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1.7 million incurred between July 1, 2000, and June 30, 2002 is currently pending NJBPU approval. Accordingly, the company has recorded a regulatory asset of approximately $36.4million as of September 30, 2002, reflecting the future recovery of both incurred costs and future remediation liabilities in the state of New Jersey.  The company has also been successful in recovering a portion of MGP remediation costs incurred in New Jersey from the company's insurance carriers and continues to pursue additional recovery. As further discussed in Note 10, the company sold the net assets of its North Carolina Gas utility division on September 30, 2002 and its Valley Cities Gas and Waverly Gas utility divisions on November 7, 2002. Included in these asset sales were the environmental obligations for two of the company's MGP sites; one in North Carolina and one in Pennsylvania. With respect to costs associated with the MGP properties located outside New Jersey, the company intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers, although the company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $62.6 million annually. The company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses.  As a result of the unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the company.  Management believes the outcome of these actions will not have a material effect on the company's results.  The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.6 billion cubic feet per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Other. The company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the company's results of operations or its financial condition (see Note 22 below).

22. Subsequent Events

On October 28, 2002, a lawsuit captioned Jack Klebanow, on behalf of himself and all others similarly situated vs. NUI Corporation and John Kean, Jr. was filed in the United States District Court for the District of New Jersey; on October 31, 2002, a lawsuit captioned Gisela Friedman, on behalf of herself and all others similarly situated vs. NUI Corporation and John Kean, Jr. was filed in the United States District Court for the District of New Jersey; and on November 6, 2002 a lawsuit captioned Thomas Davis, on behalf of himself and all others similarly situated vs. NUI Corporation and John Kean, Jr. was filed in the United States District Court for the District of New Jersey.  These three lawsuits are substantially similar.  The plaintiffs are shareholders who assert claims on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002 (the Friedman complaint asserts a class period of July 26, 2001 to October 17, 2002).  The plaintiffs allege that the company and its president and chief executive officer violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  Specifically, the plaintiffs allege that the company failed to disclose that it was experiencing problems with regard to increased costs in its telecommunications business; increased costs of insuring its medical benefits; a rise in bad debt from its customers; and a decline in the value of its pension plan assets.  The plaintiffs allege that these non-disclosed costs put a strain on the company's operating margins, and on October 18, 2002, caused the company to announce that it would sustain greatly reduced earnings for fiscal years 2002 and 2003.  Based upon these allegations, the plaintiffs allege claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the securities Exchange Act of 1934, and seek unspecified monetary damages, pre- and post-judgment interest, attorneys' fees and experts' fees, costs, and any other available relief.  In addition, on December 23, 2002, a law firm made a public announcement with respect to a lawsuit purportedly filed in the Southern District of New York on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002 against NUI Corporation and John Kean, Jr., alleging violations under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the announcement alleges that the company knowingly or recklessly failed to properly record fixed cost expenses, accrue necessary pension expenses and reserve adequate amounts for its self-insured medical benefits in its quarterly financial statements.  At this time, the company has not been served with the purported complaint. The company intends to vigorously defend these lawsuits and it is not possible at this time to determine a likely outcome.

23. Unaudited Quarterly Financial Data

As discussed more fully in Note 2, the company has restated the results of fiscal 2000 and 2001, including each individual quarter, as well as the first three quarters of fiscal 2002. The individual adjustments are described fully in the legend footnotes below. The following tables summarize the impact of these adjustments on the company's previously reported quarterly results (in thousands, except per share amounts). Amounts contained in the "Results as Reclassified for EITF 02-03 and SFAS 144" columns below reflect the required reclassifications due to the adoption of SFAS 144 and the netting provision of EITF 02-03 (see Notes 1 and 2).

Fiscal 2002:	2002 Results as Reclassified for EITF 02-03 and SFAS 144	Adjustments	Legend	2002 As Restated
First Quarter:
Operating Revenues	$161,238	(19)	a	$161,219
Operating Margin	58,736	45	a, b	58,781
Income from Continuing Operations	8,226	(234)	a-f, k	7,992
Net Income (Loss)	$(13,080)	3,686	a-k	$(9,394)
Income per Share from Continuing Operations	$ 0.59	$(0.02)		$ 0.57
Net Income (Loss) Per Share	$(0.96)	$ 0.29		$(0.67)

Second Quarter:
Operating Revenues	$185,295	(24)	a	$185,271
Operating Margin	71,331	62	a, b	71,393
Income from Continuing Operations	15,747	(327)	a-f, k	15,420
Net Income	$15,094	(1,258)	a-k	$13,836
Income per Share from Continuing Operations	$1.11	$(0.03)		$1.08
Net Income Per Share	$1.04	$(0.07)		$0.97

Third Quarter:
Operating Revenues	$108,077	(93)	a	$107,984
Operating Margin	41,516	(1,065)	a, b, c	40,451
Income (Loss) from Continuing Operations	(2,708)	(816)	a-f, k	(3,524)
Net Income (Loss)	$(10,391)	(944)	a-k	$(11,335)
Income (Loss) per Share from Continuing Operations	$(0.17)	$(0.05)		$(0.22)
Net Income (Loss) Per Share	$(0.66)	$(0.06)		$(0.72)

Fourth Quarter:
Operating Revenues	$101,994			$101,994
Operating Margin	40,259			40,259
Income (Loss) from Continuing Operations	(3,729)			(3,729)
Net Income (Loss)	$(8,995)			$(8,995)
Income (Loss) per Share from Continuing Operations	$(0.24)			$(0.24)
Net Income (Loss) Per Share	$(0.57)			$(0.57)

Restatement Adjustment Legend for 2002 Quarters (dollars in thousands):

a.        Recorded an adjustment to revenues of $19, $24 and $93 in the first, second and third quarters, respectively, in order to adjust the unrecorded gas costs balance to equal the underlying gas costs detail.

b.       Recorded an adjustment to purchased gas costs of $64, $86 and $53 in the first, second and third quarters, respectively, to record changes to a mark-to-market transaction recorded by NUI Energy Solutions, Inc.

c.        Recorded an adjustment of $1,025 in the third quarter reversing a purchased gas cost transaction previously recorded by NUI Energy.

d.       Recorded an adjustment of $118 in each of the first three quarters to record rental expense for an operating lease on a straight-line basis. Previously, the company had recognized rent expense as paid on an operating lease.

e.        Recorded adjustments to the pension credit of $349, $349 and $(1) in the first, second and third quarters, respectively, to adjust the pension credit as determined by the company's actuaries.

f.         Recorded an adjustment to expense certain previously deferred start-up costs related to various business projects of $(25), $104 and $201 in the first, second and third quarters, respectively.

g.       Recorded an adjustment to expense certain costs that had previously been deferred related to pending utitily asset sales of $191, $49 and $47 in the first, second and third quarters, respectively.

h.       Recorded an adjustment to increase revenue of $686 in the first quarter of fiscal 2002 to appropriately recognize revenue on certain TIC equipment sales, which were previously recognized prior to the completion of required installation obligations.

i.         Recorded an adjustment to the cumulative effect of a change in accounting for goodwill of $5,718 in the first quarter as a result of changes to TIC's goodwill recorded in fiscal 2001 (see below).

j.         Recorded an adjustment to expense previously deferred development costs related to NUI Environmental projects of $117, $1,080, $264 in the first, second and third quarters, respectively.

k.        Represents the income tax effects of all adjustments

Quarterly net income (loss) per share in fiscal 2002 does not total to the annual amount due to rounding and to changes in the average common shares outstanding.

Fiscal 2001:	2001 Results as Reclassified for EITF 02-03 and SFAS 144	Adjustments	Legend	2001 As Restated
First Quarter:
Operating Revenues	$171,024	(44)	a	$170,980
Operating Margin	52,918	(44)	a	52,874
Income from Continuing Operations	7,787	(195)	a-j, p	7,592
Net Income	$8,410	(99)	a-p	$8,311
Income per Share from Continuing Operations	$0.60	$(0.01)		$0.59
Net Income Per Share	$0.65	$(0.01)		$0.64

Second Quarter:
Operating Revenues	$244,355	(99)	a	$244,256
Operating Margin	67,196	(74)	a, b	67,122
Income from Continuing Operations	17,639	(282)	a-j, p	17,357
Net Income	$14,754	(858)	a-p	$13,896
Income per Share from Continuing Operations	$1.36	$(0.02)		$1.34
Net Income Per Share	$1.14	$(0.07)		$1.07

Third Quarter:
Operating Revenues	$146,699	(76)	a	$146,623
Operating Margin	48,136	(54)	a, b	48,082
Income from Continuing Operations	2,670	(40)	a-j, p	2,630
Net Income (Loss)	$661	(4,055)	a-p	$(3,394)
Income per Share from Continuing Operations	$0.19	$0.00		$0.19
Net Income (Loss) Per Share	$0.05	$(0.30)		$(0.25)

Fourth Quarter:
Operating Revenues	$100,134	(2,127)	a, c	$98,007
Operating Margin	38,913	(1,961)	a, b ,c	36,952
Income (Loss) from Continuing Operations	593	(816)	a-j, p	(223)
Net Income (Loss)	$(1,151)	(1,349)	a-p	$(2,500)
Income (Loss) per Share from Continuing Operations	$0.04	$(0.06)		(0.02)
Net Income (Loss) Per Share	$(0.08)	$(0.10)		$(0.18)

Quarterly net income (loss) per share in fiscal 2001 does not total to the annual amount due to rounding and to changes in the average common shares outstanding.

Restatement Adjustment Legend for 2001 Quarters (dollars in thousands):

a.        Recorded an adjustment to revenues of $44, $99, $76 and $1 in the first, second, third and fourth quarters, respectively, in order to adjust the unrecovered gas costs balance to equal the underlying gas costs details.

b.       Recorded a credit adjustment to purchased gas costs of $25, $22 and $168 in the second, third and fourth quarters, respectively, to record changes to a mark-to-market transaction recorded by NUI Energy Solutions, Inc.

c.        Recorded an adjustment to accounts receivable and operating revenues of $2,128 in the fourth quarter in order to adjust the accounts receivable balance to equal the accounts receivable subledger.

d.       Recorded an adjustment of $102 in each of the first three quarters, and $108 in the fourth quarter to record rental expense for an operating lease on a straight-line basis. Previously, the company had recognized rent expense as paid on an operating lease.

e.        Recorded an adjustment to expense certain previously deferred start-up costs related to various business projects of $271 and $389 in the first and second quarters, respectively.

f.         Recorded an adjustment of $53 in the fourth quarter to record an employee benefit associated with an employee stock purchase plan for all eligible employees.

g.       Recorded an adjustment of $100 in the fourth quarter in order to agree insurance and legal reserves to supporting detail.

h.       Recorded an adjustment of $333 in the fourth quarter to adjust material and supplies inventory balance to the results of a physical inventory.

i.         Recorded adjustments to decrease post-retirement benefit reserves of $1,121 in the fourth quarter to reflect actuarially determined liabilities available at the date of the financial statements.

j.         Timing adjustment recorded to adjust interest income on construction funds of $87.5 in each quarter of fiscal 2001 to reflect the appropriate timing of interest income.

k.        Recorded an adjustment to expense $277, $137, $240 and $43 in the first, second, third and fourth quarters, respectively, of certain costs that had been previously deferred related to pending utility asset sales.

l.         Recorded an adjustment to decrease revenue by $686 in the fourth quarter of fiscal 2001 to appropriately recognize revenue on certain TIC equipment sales, which were previously recognized prior to the completion of required installation obligations.

m.      Recorded an adjustment to expense previously deferred development costs related to NUI Environmental projects of $439, $840, $265 and $426 in the first, second, third and fourth quarters, respectively.

n.       Recorded an adjustment to recognize additional equity losses of TIC in the third quarter of $1,730. Previously, the company had not recorded their share of equity losses through the date of the acquisition of the remaining 51 percent of TIC on May 15, 2001.

o.       Recorded an adjustment to appropriately expense $3,988 of costs that previously were capitalized as goodwill in the purchase accounting for TIC in the third quarter.

p.       Represents the income tax effects of all adjustments

Complete Consolidated Statement of Incomes for each quarter for fiscal years 2002, 2001 and 2000 are presented below (dollars in thousands, except per share amounts). These amounts reflect all restatements and reclassifications as noted above.

		Fiscal Quarters
	First	Second	Third	Fourth	Total
Fiscal 2002:
Operating revenues	$161,219	$185,271	$107,984	$101,994	$556,468
Less: Purchased gas and fuel	93,184	102,545	56,883	46,879	299,491
Cost of sales and services	6,201	7,291	8,644	13,238	35,374
Energy taxes	3,053	4,042	2,006	1,618	10,719
Total operating margins	58,781	71,393	40,451	40,259	210,884

Other Operating Expenses
Operations and maintenance	28,432	29,876	30,501	33,077	121,886
Restructuring charges	1,203	---	---	---	1,203
Depreciation and amortization	8,036	7,316	8,416	7,311	31,079
Taxes, other than income taxes	1,967	2,020	2,233	2,162	8,382
Total other operating expenses	39,638	39,212	41,150	42,550	162,550

Operating Income	19,143	32,181	(699)	(2,291)	48,334

Other income and expense, net	300	190	(350)	145	285

Income (loss) from before Interest and taxes	19,443	32,371	(1,049)	(2,146)	48,619

Interest expense	5,541	5,598	4,875	5,222	21,236

Income (loss) from Continuing Operations before Interest and taxes	13,902	26,773	(5,924)	(7,368)	27,383

Income tax expense (benefit)	5,910	11,353	(2,400)	(3,639)	11,224

Income (loss) from Continuing Operations	7,992	15,420	(3,524)	(3,729)	16,159

Discontinued operations, net of taxes	256	(1,584)	(7,811)	(5,266)	(14,405)

Income Before Effect of Change in Accounting	8,248	13,836	(11,335)	(8,995)	1,754

Effect of Change in Accounting, net of taxes	(17,642)	---	---	---	(17,642)

Net Income (Loss)	$(9,394)	$13,836	$(11,335)	$(8,995)	$(15,888)
Net Income (Loss) Per Share	$(0.67)	$0.97	$(0.72)	$(0.57)	$ (1.06)

Quarterly net income (loss) per share in fiscal 2002 does not total to the annual amount due to rounding and to changes in the average common shares outstanding.

		Fiscal Quarters
	First	Second	Third	Fourth	Total
Fiscal 2001:
Operating revenues	$170,980	$244,256	$146,623	$98,007	$659,866
Less: Purchased gas and fuel	110,631	167,317	90,043	53,898	421,889
Cost of sales and services	3,470	5,033	6,039	5,487	20,029
Energy taxes	4,005	4,784	2,459	1,670	12,918
Total operating margins	52,874	67,122	48,082	36,952	205,030

Other Operating Expenses
Operations and maintenance	25,346	23,675	29,716	25,878	104,615
Depreciation and amortization	7,012	7,099	7,572	4,780	26,463
Taxes, other than income taxes	1,951	1,864	1,871	1,588	7,274
Total other operating expenses	34,309	32,638	39,159	32,246	138,352

Operating Income	18,565	34,484	8,923	4,706	66,678

Other income and expense, net	378	345	556	188	1,467

Income from before Interest and taxes	18,943	34,829	9,479	4,894	68,145

Interest expense	5,821	5,398	5,414	5,490	22,123

Income (loss) from Continuing Operations before Interest and taxes	13,122	29,431	4,065	(596)	46,022

Income tax expense (benefit)	5,530	12,074	1,435	(373)	18,666

Income (loss) from Continuing Operations	7,592	17,357	2,630	(223)	27,356

Discontinued operations, net of taxes	719	(3,461)	(6,024)	(2,277)	(11,043)

Net Income (Loss)	$8,311	$13,896	$(3,394)	$(2,500)	$16,313
Net Income (Loss) Per Share	$0.64	$1.07	$(0.25)	$(0.18)	$1.22

Quarterly net income (loss) per share in fiscal 2001 does not total to the annual amount due to rounding and to changes in the average common shares outstanding.

		Fiscal Quarters
	First	Second	Third	Fourth	Total
Fiscal 2000:
Operating revenues	$127,025	$174,698	$99,447	$97,574	$498,744
Less: Purchased gas and fuel	72,054	101,519	58,468	58,018	290,059
Cost of sales and services	2,981	4,336	3,064	4,193	14,574
Energy taxes	3,602	4,290	1,994	1,685	11,571
Total operating margins	48,388	64,553	35,921	33,678	182,540

Other Operating Expenses
Operations and maintenance	24,206	22,502	21,334	28,779	96,821
Depreciation and amortization	7,181	6,884	6,550	7,200	27,815
Taxes, other than income taxes	1,685	2,208	1,826	1,493	7,212
Total other operating expenses	33,072	31,594	29,710	37,472	131,848

Operating Income (Loss)	15,316	32,959	6,211	(3,794)	50,692

Other income and expense, net	30	(31)	47	2,943	2,989

Income from before Interest and taxes	15,346	32,928	6,258	(851)	53,681

Interest expense	5,378	5,124	3,881	4,299	18,682

Income (loss) from Continuing Operations before Interest and taxes	9,968	27,804	2,377	(5,150)	34,999

Income taxes	4,112	11,489	1,052	(2,297)	14,356

Income (loss) from Continuing Operations	5,856	16,315	1,325	(2,853)	20,643

Discontinued operations, net of taxes	(503)	1,227	(513)	(296)	(85)

Net Income (Loss)	$5,353	$17,542	$ 812	$(3,149)	$20,558
Net Income (Loss) Per Share	$0.42	$1.36	$0.06	$(0.24)	$1.59

Quarterly net income (loss) per share in fiscal 2000 does not total to the annual amount due to rounding.

SCHEDULE II
NUI Corporation and Subsidiaries Valuation and Qualifying Accounts For each of the Three Years in the Period Ended September 30, 2002 (Dollars in thousands)

		Additions
Description	Balance, Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance, End of Period

2002
Allowance for doubtful accounts	$ 3,875	$ 6,970	$ 1,438[a,c]	$ 7,091[b]	$ 5,192
Environmental remediation reserve	$ 32,559	---	2,453	1,160	$ 33,852
Restructuring reserve	$ ---	1,203	---	919	$ 284

2001
Allowance for doubtful accounts	$ 1,383	$ 5,734	$3,271[a,c]	$ 6,513[b]	$ 3,875
Environmental remediation reserve	$ 33,361	---	---	802	$ 32,559

2000
Allowance for doubtful accounts	$ 1,586	$ 3,934	$ 1,588[a]	$ 5,725[b]	$ 1,383
Environmental remediation reserve	$ 33,981	---	---	620	$ 33,361

[a] Recoveries

[b] Uncollectible amounts written off.

[c] Acquisitions

Note: The schedule above excludes amounts included within Assets and Liabilities Held for Sale on the Consolidated Balance Sheets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Bedminster, State of New Jersey, on the day of December 30, 2002.

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

JOHN KEAN, JR.	President, Chief Executive Officer and Director (Principal executive officer)	December 30, 2002
JOHN KEAN	Chairman and Director	December 30, 2002
A. MARK ABRAMOVIC	Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)	December 30, 2002
JAMES J. FORESE	Director	December 30, 2002
DR. VERA KING FARRIS	Director	December 30, 2002
J. RUSSELL HAWKINS	Director	December 30, 2002
BERNARD S. LEE	Director	December 30, 2002
R. V. WHISNAND	Director	December 30, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Kean, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of NUI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ John Kean, Jr.
President and

Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Mark Abramovic, certify that:

1. I have reviewed this annual report on Form 10-K of NUI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ A. Mark Abramovic
 Chief Operating Officer and

Chief Financial Officer