Form 10-K/A
period 2002-09-30
NUI CORP /NJ/
filed 2003-02-14
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(NO FEE REQUIRED)

For the transition period from _________ to __________

Commission File Number: 16385

NUI CORPORATION
(Exact name of Registrant as specified in its charter)

New Jersey (State of organization) 550 Route 202-206, P.O. Box 760 Bedminster, New Jersey 07921-0760 (Address of principal executive offices)	22-3708029 (I.R.S. Employer Identification No.) (908) 781-0500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:
Common Stock, no par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Yes          No

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

 Yes X       No

                The aggregate market value of  15,313,409 shares of common stock held by non-affiliates of the registrant using the $15.06 per share closing price on November 30, 2002 was $230,619,940.

The number of shares outstanding for each of the registrants classes of common stock, as of November 30, 2002:

Common Stock, No Par Value: 16,000,043 shares outstanding

Documents incorporated by reference:  the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before January 28, 2003.

NUI Corporation is filing this Form 10-K/A to: (1) include the list of exhibits and Current Reports on Form 8-K in Item 15 of Part IV which were inadvertently deleted from the report, (2) include the correct document as Exhibit 10(lx), and (3) include the correct accountant's consent required as Exhibit 23.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           (1) Consolidated financial statements of the company as of September 30, 2002 and 2001 and for each of the three years in the period ended September 30, 2002 and the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 2002 are included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

                (2). Schedule II- Valuation and Qualifying Account for each of the three years in the period ended September 30, 2002. All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

                (3) Exhibits:

Exhibit No.	Description	Reference
2(i)	Letter Agreement, dated June 24, 1993, by and between NUI Corporation and Pennsylvania & Southern Gas Company	Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 No. 33-50561 dated October 18, 1993
2(ii)	Agreement and Plan of Merger, dated as of July 27, 1993, by and between NUI Corporation and Pennsylvania & Southern Gas Company	Incorporated by reference to Annex A to Registration Statement No. 33-50561
2(iii)	Agreement and Plan of Merger, dated as of June 13, 2000 by and among NUI Corporation, VGC Acquisition Inc. and Virginia Gas Company	Incorporated by reference to Annex A of Registration Statement on Form S-4 333-46036 dated September 18, 2000
2(iv)	Agreement and Plan of Exchange between NUI Corporation and NUI Holding Company, dated as of March 1, 2001	Incorporated by reference to Exhibit 2 to NUI's Form 8-K dated March 2, 2001
2(v)	Agreement and Plan of Merger, as amended and restated as of March 28, 2001 by and among NUI Corporation, VGC Acquisition Inc. and Virginia Gas Company	Incorporated by reference to Exhibit 2(v) of NUI's Form 10-K Report for Fiscal Year 2001
2(vi)	Asset Purchase Agreement and Plan of Reoganization by and among NUI Corporation, NUI Telecom, Inc., Norcom Acquisition, LLC, Norcom Inc. and Shareholders of Norcom, Inc. dated as of March 1, 2002	Filed herewith
3(i)	Certificate of Incorporation, amended and restated as of December 1, 1995	Incorporated by reference to Exhibit 3(i) of NUI's Form 10-K Report for Fiscal Year 1995
3(ii)	By-Laws, amended and restated as of March 2, 2001	Incorporated by reference to Exhibit 3(ii) of NUI's Form 10-K Report for Fiscal Year 2001
4(i)	Rights Agreement between NUI Corporation and Mellon Securities Trust Company dated November 28, 1995	Incorporated by reference to Exhibit 10.1 of NUI's Form 8-K dated December 1, 1995
4(ii)	First Amendment to Rights Agreement between NUI Corporation and Mellon Securities Trust Company dated as of February 26, 2001	Incorporated by reference to Exhibit 4 to NUI's Form 8-K dated March 2, 2001
4(iii)	Rights Agreement between NUI Corporation and American Stock Transfer & Trust Company dated as of March 2, 2001	Incorporated by reference to Exhibit 10(i) to NUI's Form 8-A dated March 2, 2001 filed March 6, 2001.
10(i)	Service Agreement by and between Transcontinental Gas Pipe Line Corporation and Elizabethtown Gas Company ("EGC"), dated February 1, 1992 (#0.3686)	Incorporated by reference to Exhibit 10(i) to Registration Statement No. 33-50561
10(ii)	Service Agreement under Rate Schedule GSS by and between Transcontinental Gas Pipe Line Corporation and EGC, dated July 1, 1996	Incorporated by reference to Exhibit 10(ii) of NUI's Form 10-K Report for Fiscal Year 1997
10(iii)	Service Agreement under Rate Schedule LG-A by and between Transcontinental Gas Pipe Line Corporation and EGC, dated January 12, 1971, as amended 5/15/96	Incorporated by reference to Exhibit 10(iii) of NUI's Form 10-K Report for Fiscal Year 1999
10(iv)	Service Agreement by and between Transcontinental Gas Pipe Line Corporation and EGC, dated November 1, 1995 (Contract #1.1997)	Incorporated by reference to Exhibit 10(iv) of NUI's Form 10-K Report for Fiscal Year 1996
10(v)	Service Agreement by and between Transcontinental Gas Pipe Line Corporation and EGC, dated November 1, 1995 (Contract #1.1995)	Incorporated by reference to Exhibit 10(v) of NUI's Form 10-K Report for Fiscal Year 1996
10(vi)	Firm Gas Transportation Agreement by and among Transcontinental Gas Pipe Line Corporation, EGC and National Fuel Gas Supply Corporation, dated November 1, 1984	Incorporated by reference to Exhibit 10(vi) to Registration Statement No. 33-50561
10(vii)	Service Agreement by and among Transcontinental Gas Pipe Line Corporation and EGC, dated November 1, 1995 (Contract #1.1998)	Incorporated by reference to Exhibit 10(vii) of NUI's Form 10-K Report for Fiscal Year 1996
10(viii)	Service Agreement for Rate Schedule CDS by and between Texas Eastern Transmission Corporation and EGC, dated December 1, 1993 (Contract #800361)	Incorporated by reference to Exhibit 10(viii) to NUI's Form 10-K Report for Fiscal Year 1994
10(ix)	Service Agreement under Rate Schedule FTS-7 by and between Texas Eastern Transmission Corporation and EGC, dated October 25, 1994 (Contract #331720)	Incorporated by reference to Exhibit 10(ix) to NUI's Form 10-K Report for Fiscal Year 1994
10(x)	Service Agreement for Rate Schedule FTS-5 by and between Texas Eastern Transmission Corporation and EGC, dated March 18, 1996 (Contract #331501)	Incorporated by reference to Exhibit 10(x) of NUI's Form 10-K Report for Fiscal Year 1997
10(xi)	Service Agreement under Rate Schedule FTS-8 by and between Texas Eastern Transmission Corporation and EGC, dated June 28, 1994 (Contract #331013)	Incorporated by reference to Exhibit 10(xi) to NUI's Form 10-K Report for Fiscal Year 1994
10(xii)	Firm Transportation Service Agreement under FTS-2 Rate Schedule by and between City Gas Company of Florida and Florida Gas Transmission Company, dated August 12, 1993	Incorporated by reference to Exhibit 10(xii) of NUI's Form 10-K Report for Fiscal Year 1997
10(xiii)	Service Agreement for Rate Schedule FTS-2 by and between Texas Eastern Transmission Corporation and EGC, dated June 1, 1993 (Contract #330788)	Incorporated by reference to Exhibit 10(xiii) to Registration Statement No. 33-50561
10(xiv)	Service Agreement under NTS Rate Schedule by and between Columbia Gas Transmission Corporation and EGC, dated November 1, 1993 (Contract #39275)	Incorporated by reference to Exhibit 10(xiv) to NUI's Form 10-K Report for Fiscal Year 1993
10(xv)	Service Agreement under SST Rate Schedule by and between Columbia Gas Transmission Corporation and EGC, dated November 1, 1993 (Contract #38045)	Incorporated by reference to Exhibit 10(xv) to NUI's Form 10-K Report for Fiscal Year 1993
10(xvi)	Service Agreement under FTS Rate Schedule by and between Columbia Gas Transmission Corporation and EGC, dated November 1, 1993 (Contract #37882)	Incorporated by reference to Exhibit 10(xvi) to NUI's Form 10-K Report for Fiscal Year 1993
10(xvii)	Gas Transportation Agreement under FT-G Rate Schedule by and between Tennessee Gas Pipeline Company and EGC (Contract #597), dated September 1, 1993	Incorporated by reference to Exhibit 10(xvii) to NUI's Form 10-K Report for Fiscal Year 1993
10(xviii)	Gas Transportation Agreement under FT-G Rate Schedule by and between Tennessee Gas Pipeline Company and EGC (Contract #603), dated September 1, 1993	Incorporated by reference to Exhibit 10(xviii) to NUI's Form 10-K Report for Fiscal Year 1993
10(xix)	Service Agreement by and between Transcontinental Gas Pipe Line Company and EGC, dated November 1, 1995 (Contract #3832)	Incorporated by reference to Exhibit 10(xix) of NUI's Form 10-K Report for Fiscal Year 1996
10(xx)	Firm Transportation Service Agreement under FTS-1 Rate Schedule by and between City Gas and Florida Gas Transmission dated October 1, 1993 (Contract # 5034) as amended July 27, 2000	Incorporated by reference to Exhibit 10(xx) of NUI's Form 10-K Report for Fiscal Year 2000
10(xxi)	Amended and Restated Lease Agreement between NUI Corporation and Liberty Hall Joint Venture, dated April 28, 2000	Incorporated by reference to Exhibit 10(xxi) of NUI's Form 10-K Report for Fiscal Year 2000
10(xxii)	1988 Stock Plan	Incorporated by reference to Exhibit 10(viii) to Registration Statement on Form S-4 No. 33-21525 dated April 28, 1988
10(xxiii)	First Amendment to 1988 Stock Plan	Incorporated by reference to Exhibit 10(xxxiii) to Registration Statement on Form S-2 No. 33-46162 dated March 11, 1992
10(xxiv)	Form of Termination of Employment and Change in Control Agreements	Incorporated by reference to Exhibit 10(xxiii) of NUI's Form 10-K Report for Fiscal Year 1995
10(xxv)	Firm Transportation Service Agreement under FTS-2 Rate Schedule by and between City Gas and Florida Gas Transmission, dated December 12, 1991 and Amendment dated November 12, 1993 (Contract #3608)	Incorporated by reference to Exhibit 10(xxiv) of NUI's Form 10-K Report for Fiscal Year 1994
10(xxvi)	Service Agreement under Rate Schedule LG-A by and between Transcontinental Gas Pipeline and North Carolina Gas Service Division of Pennsylvania & Southern Gas Company, dated August 5, 1974	Incorporated by reference to Exhibit 10(xxv) of NUI's Form 10-K Report for Fiscal Year 1994
10(xxvii)	Service Agreement under Rate Schedule GSS by and between Transcontinental Gas Pipeline and North Carolina Gas Service, dated July 1, 1996	Incorporated by reference to Exhibit 10(xxvi) of NUI's Form 10-K Report for Fiscal Year 1997
10(xxviii)	1996 Employee Stock Purchase Plan, as amended	Incorporated by reference to Exhibit 4 of Registration Statement on Form S-8 No. 333-49349 dated April 13, 1998
10(xxix)

Service Agreement under Rate Schedule FT by and between Transcontinental Gas Pipeline and North Carolina Gas Service Division of Pennsylvania & Southern Gas Company, dated February 1, 1992 (Contract # 0.3922)

Incorporated by reference to Exhibit 10(xxviii) of NUI's Form 10-K Report for Fiscal Year 1994
10(xxx)	1996 Directors Stock Purchase Plan	Incorporated by reference to Exhibit 10(xxix) of NUI's Form 10-K Report for Fiscal Year 1996
10(xxxi)	Gas Storage Contract under Rate Schedule FS by and between Tennessee Gas Pipeline Company and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #2277)	Incorporated by reference to Exhibit 10(xxx) of NUI's Form 10-K Report for Fiscal Year 1994
10(xxxii)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #935)	Incorporated by reference to Exhibit 10(xxxi) of NUI's Form 10-K Report for Fiscal Year 1994
10(xxxiii)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #936)	Incorporated by reference to Exhibit 10(xxxii) of NUI's Form 10-K Report for Fiscal Year 1994
10(xxxiv)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #959)	Incorporated by reference to Exhibit 10(xxxiii) of NUI's Form 10-K Report for Fiscal Year 1994
10(xxxv)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Co. and Pennsylvania & Southern Gas Company, dated September 1, 1993 (Contract #2157)	Incorporated by reference to Exhibit 10(xxxiv) of NUI's Form 10-K Report for Fiscal Year 1994
10(xxxvi)	Service Agreement for Rate Schedule CDS by and between Texas Eastern Transmission Corporation and EGC, dated June 1, 1993 (Contract #800217)	Incorporated by reference to Exhibit 10(xxxvi) of NUI's Form 10-K Report for Fiscal Year 2000
10(xxxvii)	Service Agreement for Rate Schedule FT by andbetween Transcontinental Gas Pipe Line Corporation and EGC (Contract #1.0431) dated April 1, 1995	Incorporated by reference to Exhibit 10(xxxvi) of NUI's Form 10-K Report for Fiscal Year 1995
10(xxxviii)	Service Agreement for Rate Schedule FT by andbetween Transcontinental Gas Pipe Line Corporation and EGC (Contract #1.0445) dated April 1, 1995	Incorporated by reference to Exhibit 10(xxxvii) of NUI's Form 10-K Report for Fiscal Year 1995
10(xxxix)	Service Agreement for Rate Schedule SS-1 by and between Texas Eastern Transmission Corporation and EGC (Contract (#400196) dated September 23, 1994	Incorporated by reference to Exhibit 10(xxxviii) of NUI's Form 10-K Report for Fiscal Year 1995
10(xl)	Gas Storage Agreement under Rate Schedule FS by and between Tennessee Gas Pipeline Company and EGC (Contract #8703) dated November 1, 1994	Incorporated by reference to Exhibit 10(xxxix) of NUI's Form 10-K Report for Fiscal Year 1995
10(xli)	Consulting Agreement, dated as of March 24, 1995, between NUI Corporation and John Kean	Incorporated by reference to Exhibit 10(xl) of NUI's Form 10-K Report for Fiscal Year 1995
10(xlii)	Form of Deferred Compensation Agreement	Incorporated by reference to Exhibit 10(xli) of NUI's Form 10-K Report for Fiscal Year 1999
10(xliii)	1996 Stock Option and Stock Award Plan, as amended and restated as of November 26, 2001	Incorporated by reference to Exhibit 10(xliii) of NUI's Form 10-K Report for Fiscal Year 2001
10(xliv)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010003)	Incorporated by reference to Exhibit 10(xliii) of NUI's Form 10-K Report for Fiscal Year 1997
10(xlv)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010011)	Incorporated by reference to Exhibit 10(xliv) of NUI's Form 10-K Report for Fiscal Year 1997
10(xlvi)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010012)	Incorporated by reference to Exhibit 10(xlv) of NUI's Form 10-K Report for Fiscal Year 1997
10(xlvii)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010013)	Incorporated by reference to Exhibit 10(xlvi) of NUI's Form 10-K Report for Fiscal Year 1997
10(xlviii)	Service Agreement under Rate Schedule ST by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #020003)	Incorporated by reference to Exhibit 10(xlvii) of NUI's Form 10-K Report for Fiscal Year 1997
10(xlvix)	Service Agreement under Rate Schedule ST by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #020005)	Incorporated by reference to Exhibit 10(xlviii) of NUI's Form 10-K Report for Fiscal Year 1997
10(l)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1998 (Contract #010032)	Incorporated by reference to Exhibit 10(xlix) of NUI's Form 10-K Report for Fiscal Year 1997
10(li)	Agreement between T.I.C. Enterprises, L.L.C and United States Postal Service	Incorporated by reference to Exhibit 10.1 of NUI's Form 8-K filed 12/15/99.
10(lii)	Service Agreement under Rate Schedule LNG by and between Transcontinental Gas Pipe Line Corporation and NUI Corporation dated as of October 25, 1999 (Contract #3.2339)	Incorporated by reference to Exhibit 10(lii) of NUI's Form 10-K Report for Fiscal Year 2000
10(liii)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Company and NUI Corporation dated as of October 17, 1999 (Contract #31117)	Incorporated by reference to Exhibit 10(liii) of NUI's Form 10-K Report for Fiscal Year 2000
10(liv)	Asset Sale Agreement between NUI Corporation and C&T Enterprises, Inc. dated as of October 4, 2000	Incorporated by reference to Exhibit 10(liv) of NUI's Form 10-K Report for Fiscal Year 2000
10(lv)	Service Agreement under Rate Schedule FT by and between NUI Corporation and Eastern Shore Natural Gas Company, dated as of May 1, 2001 (Contract #010041)	Incorporated by reference to Exhibit 10(lv) of NUI's Form 10-K Report for Fiscal Year 2001
10(lvi)	Credit Agreement by and among NUI Corporation and the financial institutions named therein, dated as of December 19, 2001.	Incorporated by reference to Exhibit 99 of NUI's Form 8-K filed 1/31/02
10(lvii)	Service Agreement for Rate Schedule FT-1 by and between Texas Eastern Transmission LP and NUI Utilities, Inc. (Contract (#910333) dated March 27, 2002	Filed herewith
10(lviii)	First Amendment to Credit Agreement by and among NUI Corporation and the financial institutions named therein, dated as of February 26, 2002.	Filed herewith
10(lix)	Second Amendment to Credit Agreement by and among NUI Corporation and the financial institutions named therein, dated as of August 9, 2002	Filed herewith
10(lx)	Third Amendment to Credit Agreement by and among NUI Corporation and the financial institutions named therein, dated as of October 25, 2002	Filed herewith
10(lxi)	Fourth Amendment to Credit Agreement by and among NUI Corporation and the financial institutions named therein, dated as of November 13, 2002	Filed herewith
12	Consolidated Ratio of Earnings to Fixed Charges	Filed herewith
21	Subsidiaries of NUI Corporation	Filed herewith
23	Consent of Independent Public Accountants	Filed herewith
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference and made a part hereof with the same effect as if filed herewith.

The company is a party to various agreements with respect to long-term indebtedness to which the total amount of indebtedness authorized under each agreement, respectively, does not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the Securities and Exchange Commission copies of such agreements upon request.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the township of Bedminster, State of New Jersey, in the day of February 13, 2003.

                                                                                                     NUI CORPORATION

                                                                                      By:          /s/ James R.  Van Horn
                                                                                                     Chief Administrative Officer,
                                                                                                     General Counsel and Secretary

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Kean, Jr., certify that:

1. I have reviewed this amended annual report on Form 10-K/A of NUI Corporation;

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

Date: February 13, 2003

/s/ John Kean, Jr.
President and
Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Mark Abramovic, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of NUI Corporation;

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

Date: February 13, 2003

/s/ A. Mark Abramovic
 Chief Operating Officer and
Chief Financial Officer