Form 10-Q
period 2002-12-31
NUI CORP /NJ/
filed 2003-02-14
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

      X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  X    No

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002: Common Stock, No Par Value: 16,071,069 shares outstanding.

NUI Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2002	2001
		(Restated- see Note 2)
Operating Margins
Operating revenues	$184,418	$161,219
Less - Purchased gas and fuel	107,889	93,184
Cost of sales and services	11,140	6,201
Energy taxes	3,494	3,053
Total operating margins	61,895	58,781

Other Operating Expenses
Operations and maintenance	33,506	28,432
Restructuring costs	---	1,203
Depreciation and amortization	8,594	8,036
Taxes, other than income taxes	2,179	1,967
Total other income and expense	44,279	39,638

Operating Income	17,616	19,143

Other Income and Expense, net	415	300

Income from Continuing Operations before Interest and Taxes	18,031	19,443

Interest expense	5,308	5,541

Income from Continuing Operations Before Income Taxes	12,723	13,902

Income taxes	5,107	5,910

Income from Continuing Operations Before Effect of Change in Accounting	7,616	7,992

Discontinued Operations
(Loss) Income from discontinued operations	(773)	374
Income tax (benefit) expense	(312)	118
Loss from Discontinued Operations	(461)	256

Income before Effect of Change in Accounting	7,155	8,248

Effect of change in accounting (net of tax benefit of $9,500)	---	(17,642)

Net Income (Loss)	$7,155	$(9,394)

Income from Continuing Operations Per Share of Common Stock	$ 0.48	$ 0.57
Net Income (Loss) Per Share of Common Stock	$ 0.45	$ (0.68)

Dividends Per Share of Common Stock	$0.245	$ 0.245

Weighted Average Number of Shares of Common Stock Outstanding	16,025,353	13,924,192

 See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2002 (Unaudited)	September 30, 2002 (*)
ASSETS
Current Assets
Cash and cash equivalents	$13,273	$4,247
Accounts receivable (less allowance for doubtful accounts of $5,163 and $5,192, respectively)	166,079	83,611
Fuel inventories, at average cost	37,067	37,390
Unrecovered purchased gas costs	34,775	26,756
Derivative assets	23,412	22,540
Federal income tax receivable	520	7,819
Prepayments and other	24,559	33,738
	299,685	216,101
Property, Plant and Equipment
Property, plant and equipment, at original cost	958,477	945,901
Accumulated depreciation and amortization	(309,851)	(304,055)
Unamortized plant acquisition adjustments, net	14,217	14,484
	662,843	656,330

Funds for Construction Held by Trustee	3,882	3,884
Other Investments	106	117
Assets Held For Sale	---	15,879

Other Assets
Regulatory assets	73,630	75,845
Long-term portion of derivative assets	8,145	7,901
Goodwill	19,056	19,126
Other assets	45,663	46,109
	146,494	148,981
	$1,113,010	$1,041,292

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$145,000	$128,690
Notes payable	3,000	3,000
Current portion of long term debt and capital lease obligations	2,493	2,351
Accounts payable, customer deposits and accrued liabilities	173,540	125,484
Derivative liabilities	363	852
Federal income and other taxes	7,905	7,913
Current portion of deferred Federal income taxes	15,236	18,738
	347,537	287,028
Other Liabilities
Capital lease obligations	10,667	10,743
Deferred federal income taxes	63,179	63,150
Liabilities held for sale	---	951
Unamortized investment tax credits	3,760	3,948
Environmental remediation reserve	33,676	33,852
Regulatory and other liabilities	51,961	44,351
	163,243	156,995
Capitalization
Common shareholders' equity	293,157	288,252
Preferred stock	---	---
Long-term debt	309,073	309,017
	602,230	597,269
	$1,113,010	$1,041,292

*Derived from audited financial statements.
See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2002	2001
		(Restated- see Note 2)
Operating Activities
Net income (loss)	$7,155
$(9,394)

Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization
8,862
		8,945
Deferred Federal income taxes	(3,473)	(8,776)
Amortization of deferred investment tax credits	(188)	(110)
Non-cash adjustment to implement new accounting standard
---
		27,142
Derivative assets and liabilities	3,457	(13,979)
Regulatory assets and liabilities	7,638	3,296
Other	5,057	300
Effect of changes in:
Accounts receivable, net	(82,468)	(62,546)
Fuel inventories	323	14,367
Accounts payable, deposits and accruals	48,056	(12,702)
Under-recovered purchased gas costs	(6,793)	(8,099)
Prepaids and other	9,179	24,580
Regulatory assets and liabilities	(5,745)	(9,671)
Federal and state income taxes
7,291
		6,072
Other	(1,306)	(246)
Net cash used in operating activities	(2,955)	(40,821)

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	(1,696)	(1,076)
Dividends to shareholders	(3,937)	(3,430)
Funds for construction held by trustee, net	---	3,223
Principal payments under capital lease obligations	(670)	(529)
Net short-term borrowings	16,310	52,585
Net cash provided by financing activities	10,007	50,773

Investing Activities
Cash expenditures for property, plant and equipment	(13,299)	(14,118)
Changes in assets and liabilities held for sale	14,928	6,985
Acquisitions, net of cash acquired	---	(666)
Other	345	(398)
Net cash provided by (used in) investing activities	1,974	(8,197)

Net increase in cash and cash equivalents	$ 9,026	$ 1,755

Cash and Cash Equivalents
At beginning of period	$ 4,247	$ 2,601
At end of period	$13,273	$ 4,356

Supplemental Disclosures of Cash Flows
Income taxes paid (refunds received), net	$ ---	$(2,001)
Interest paid	$ 5,549	$ 5,623

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiarie

Notes to the Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as "NUI," the "company," "we," "our," or "us").  NUI is a diversified energy company that is primarily engaged in the sale and distribution of natural gas, energy commodity trading and portfolio management, retail energy sales and telecommunications.  NUI's local utility operations serve more than 366,000 customers in four states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, Elkton Gas (Maryland), and Virginia Gas Company (VGC).  The company sold its North Carolina Gas (NC) utility operation during September 2002, and sold its Valley Cities Gas and Waverly Gas (VCW) utility operations during November 2002. VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated businesses include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc., (UBS), a geospatial and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

As discussed in Note 8, for all periods presented, the company has classified the results of NC, VCW, NUI Environmental, and certain product lines of TIC as Discontinued Operations in the Consolidated Statement of Income. The assets and liabilities of these entities have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheet.

The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. With the exception of the adjustment to record the effect of a change in accounting discussed in Note 12, all adjustments made were of a normal recurring nature. The results of the quarter ended December 31, 2001 have been restated (see Note 2). The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

2.     Restatement of Prior Year Results

NUI has restated its fiscal 2000 and 2001 consolidated financial statements, as well as quarterly results for the first three quarters of fiscal 2002. The consolidated financial statements as of and for the period ended December 31, 2001 contained herein have been updated to reflect these restatements, as well as certain reclassifications described below. The restatement adjustments were required either to reflect the use of appropriate accounting methods or to reflect the correct recording of account balances. The following tables summarize the impact of these adjustments on the company's consolidated financial statements, as restated. Amounts contained in the "Results As Reclassified for EITF 02-03 and SFAS 144" include the amounts as originally reported and the required reclassifications due to the adoption of SFAS 144 (see Note 8) and the netting provision of EITF 02-03 (see Note 12).

NUI Corporation and Subsidiaries

Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Three months ended December 31, 2001 Results as Reclassified for EITF 02-03 and SFAS 144	Adjustments	Legend	Three months ended December 31, 2001 As Restated
Operating Margins
Operating revenues	$161,238	$(19)	a	$161,219
Less- Purchased gas and fuel	93,248	(64)	b	93,184
Cost of sales and services	6,201	---		6,201
Energy taxes	3,053	---		3,053
	58,736	45		58,781

Other Operating Expenses

Operations and maintenance	27,990	442	c, d, e	28,432
Restructuring charges	1,203			1,203
Depreciation and amortization	8,036	---		8,036
Taxes, other than income taxes	1,967	---		1,967
Total operating expenses	39,196	442		39,638

Operating Income	19,540	(397)		19,143

Other Income and Expense, net	300	--		300

Income from Continuing Operations before Interest and Taxes	19,840	(397)		19,443

Interest expense	5,541	---		5,541

Income from Continuing Operations before Income Taxes	14,299	(397)		13,902

Income taxes	5,786	124	j	5,910

Income from Continuing Operations before Effect of Change in Accounting	8,513	(521)		7,992

Discontinued Operations
Loss from discontinued operations	(386)	760	f, g, i	374
Income tax benefit	(152)	270	j	118
Loss from Discontinued Operations	(234)	490		256

Income before Effect of Change in Accounting	8,279	(31)		8,248

Effect of Change in Accounting	(21,359)	3,717	h	(17,642)

Net Income (Loss)	$(13,080)	$3,686		$(9,394)
Net Income (Loss) Per Share of Common Stock	$(0.94)	$ 0.26		$(0.68)

See Legend descriptions below.

 Restatement Adjustment Legend for fiscal 2002 first quarter (dollars in thousands):

a.     Recorded an adjustment to revenues of $19 in fiscal 2002 in order to adjust the unrecorded gas costs balance to equal the underlying gas costs detail.

b.     Recorded an adjustment to purchased gas costs of $64 in fiscal 2002 to record changes to mark-to-market transactions recorded by NUI Energy Solutions.

c.     Recorded an adjustment of $118 in fiscal 2002 to record rental expense for an operating lease on a straight-line basis. Previously, the company had recognized rent expense as paid on an operating lease.

d.     Recorded adjustments to the pension credit of $349 in fiscal 2002 to adjust the pension credit as determined by the company's actuaries.

e.     Recorded an adjustment to expense certain previously deferred start-up costs related to various business projects of  $(25) in fiscal 2002.

f.      Recorded an adjustment to expense certain costs that had previously been deferred related to pending utility asset sales of  $(191) in fiscal 2002.

g.     Recorded an adjustment to revenue of $686 in fiscal 2002 to appropriately recognize revenue on certain TIC equipment sales, which were previously recognized prior to the completion of required installation obligations.

h.     Recorded an adjustment to the cumulative effect of a change in accounting for goodwill of $5,718 (net of taxes of $2,001) in fiscal 2002 as a result of changes to TIC's goodwill recorded in fiscal 2001.

i.      Recorded an adjustment to expense previously deferred development costs related to NUI Environmental projects of $117 in fiscal 2002.

j.      Represents the income tax effects of all adjustments

 3.     Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):

	December 31, 2002	September 30, 2002

Common stock, no par value	$293,054	$289,936
Shares held in treasury	(9,668)	(7,537)
Retained earnings	15,143	11,925
Unearned employee compensation	(4,249)	(4,949)
Accumulated other comprehensive loss	(1,123)	(1,123)
Total common shareholders' equity	$293,157	$288,252

4.       Acquisition of Norcom, Inc.

On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom, Inc. (Norcom), including approximately 4,000 customer accounts.  The agreement provided for NUI Telecom to assume management control of Norcom as of March 1, 2002. Norcom had operating revenues of $3.7 million and $0.6 million of operating income for the three months ended December 31, 2002. Norcom is a provider of telecommunications services in the Northeast and Southeast regions of the United States and its customer accounts have been combined with the company's NUI Telecom subsidiary.

On August 28, 2002, the company completed its acquisition of Norcom, subject to post-closing adjustments. The purchase price totaled approximately $4.1 million and included the issuance of 216,039 shares of NUI common stock.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Cash	$ 653
Accounts receivable	1,166
Equipment	7
Intangible assets	2,160
Goodwill	2,172
  Total assets acquired
6,158
Current liabilities	2,048
Total liabilities assumed	2,048
Net assets acquired	$4,110

The acquired intangible assets relate to customer relationships, which will be amortized over a 7-year period (see Note 7).

 5.     Acquisition of Telcorp, Ltd.

 On May 31, 2002, the company entered into an agreement to acquire certain assets of Telcorp, Ltd. (Telcorp).  In addition, the company entered into a letter agreement with Telcorp, which provides that NUI Telecom assumed management control of the business effective April 1, 2002.  Telcorp had operating revenues of $1.7 million and $0.5 million of operating income for the three months ended December 31, 2002. Telcorp is a non-facilities-based reseller that provides a suite of advanced voice and data services to large and small businesses and its customer accounts have been combined with the company's NUI Telecom subsidiary.

On September 1, 2002, the company completed its acquisition of Telcorp, subject to post-closing adjustments. The initial payment totaled approximately $3.4 million, and the purchase price when finalized is expected to range between $5 million and $9 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Accounts Receivable	$ 832
Equipment	10
Intangible assets	3,060
Goodwill	361
Total assets acquired	4,263
Current liabilities
832
Total liabilities assumed	832
Net assets acquired	$3,431

The acquired intangible assets relate to customer relationships, which will be amortized over a 10-year period (see Note 7).

6.     Goodwill

 The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The carrying value of goodwill for each of the company's subsidiaries is no longer subject to amortization, but must be tested for impairment annually or earlier under certain circumstances.  Implementation of this accounting pronouncement during the first quarter of fiscal 2002 required the company to perform a fair value assessment to determine if the fair value of its subsidiaries with goodwill exceeded their carrying amounts. Using the present value of expected future cash flows to determine the fair value of TIC, the company recognized a transitional goodwill impairment loss of approximately $27.1 million related to the carrying value of the goodwill for its TIC subsidiary in the first quarter of fiscal 2002.  A goodwill impairment adjustment for the fair market valuations of NUI Telecom and VGC was not necessary.

In conjunction with the adoption of SFAS 142, the company identified $2.2 million of intangible assets from its acquisition of VGC, which had been originally recorded as goodwill. These intangible assets relate to the development rights of the property acquired in March 2001, and will be amortized over a 30-year period (see Note 7).

As a result of the discontinuance of the telephone equipment and USPS product lines of TIC on July 16, 2002, on that date the company wrote-off approximately $3.5 million of goodwill associated with these product lines. The remaining goodwill of TIC relates to the network and wireless services product lines, which are under the management of NUI Telecom.

The changes in the carrying amount of goodwill (net of amortization) for the three months ended December 31, 2002, are as follows (in thousands):

	NUI Telecom	NUI Virginia Gas	TIC Enterprises	Total

Balance as of September 30, 2002	$7,585	$8,056	$3,485	$19,126
Adjustments to goodwill during the period	(70)	---	---	(70)
Balance as of December 31, 2002	$7,515	$8,056	$3,485	$19,056

The following table sets forth the effect of SFAS 142 for the three-month periods ended December 31 (in thousands, except per share amounts):

	2002	2001*

Reported net income (loss)	$7,155	$(9,394)
Add back: Transitional impairment loss (net of tax)	---	17,642
Adjusted net income	$7,155	$8,248

Basic Earnings per Share:
Reported net income (loss)	$0.45	$(0.68)
Transitional impairment loss	---	1.27
Adjusted net income	$0.45	$0.59

 *- As restated (see Note 2)

7.     Acquired Intangible Assets

 As discussed in Notes 4, 5 and 6, the company has acquired intangible assets, which are included in Other Assets on the Consolidated Balance Sheet at December 31, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization

Development rights	$2,200	$ (92)
Customer relationships	5,220	(153)
Total	$7,420	$(245)

 The aggregate amortization for the three months ended December 31, 2002, was approximately $172,000. Estimated annual amortization is expected to be approximately $688,000 for each fiscal year through September 30, 2007.

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

On October 5, 2000, the company agreed to sell the assets of its VCW utility operations to C&T Enterprises, Inc. (C&T), of Pennsylvania for $15 million. The transaction closed on November 7, 2002, after all regulatory approvals were obtained. VCW generated operating revenues of $0.6 million and had operating income of $0.1 million for the three months ended December 31, 2002. VCW had operating revenues of $2.1 million, operating margins of $1.0 million, and operating income of $0.9 million that have been included in discontinued operations for the three months ended December 31, 2001.

On May 15, 2002, the company agreed to sell the assets of its NC utility operation to Piedmont Natural Gas of North Carolina for approximately $24 million after post-closing adjustments. The transaction closed on September 30, 2002, after all regulatory approvals had been obtained. NC had operating revenues of $3.6 million, operating margins of $1.8 million, and operating income of $0.4 million that have been included in discontinued operations for the three months ended December 31, 2001.

On July 16, 2002, the company ceased the operations of its telephone equipment and USPS product lines of TIC. These product lines had operating revenues of $5.7 million, operating margins of $3.3 million, and operating losses of $0.4 million that have been included in discontinued operations for the three months ended December 31, 2001.

During September 2002, the company approved a plan to sell its NUI Environmental subsidiary, at which time the company began to actively seek a buyer. NUI Environmental has not generated operating revenues as of yet, and incurred operating losses of $0.2 million that have been included in discontinued operations for the three months ended December 31, 2002 and 2001.

9.     Earnings per Share

The following table summarizes the company's basic and diluted earnings per share calculations for the three-month periods ended December 31 (amounts are in thousands, except per share amounts):

	2002	2001*
Income from continuing operations	$7,616	$7,992
Income (loss) from discontinued operations	(461)	256
Effect of change in accounting	---	(17,642)
Net income (loss)	$7,155	$(9,394)

Weighted Average Shares Outstanding	16,025	13,924

Earnings (loss) per Share:
Income (loss) from continuing operations	$0.48	$0.57
Loss from discontinued operations	(0.03)	0.02
Effect of change in accounting	---	(1.27)
Net income (loss)	$0.45	$(0.68)
 The company does not have dilutive shares as of December 31 for the periods presented.

*- As restated (see Note 2)

10.    Notes Payable to Banks

At December 31, 2002, the company's total outstanding borrowings under its credit agreements were $145.0 million with a combined weighted average interest rate of 2.6 percent. Unused amounts under the credit agreements at December 31, 2002, were approximately $50.0 million.  The company's credit agreements, under which the company had the ability to borrow up to an aggregate of $225 million, expired on December 18, 2002. The lenders in the company's bank group agreed to extend the maturity of $195 million of the credit agreements through February 12, 2003. On February 12, 2003, the company extended an aggregate of $180 million of the credit agreements from that date through February 11, 2004.

In October 2002, NUI and NUI Utilities amended their existing credit agreements with their bank lenders. The amendments to both credit agreements removed the requirement to maintain a minimum credit rating, and added provisions providing for increases in the interest rates and facility fees payable corresponding to credit ratings at and below the credit ratings that were previously required under the credit agreements. In addition, the minimum fixed charge coverage ratio required pursuant to the NUI Corporation credit agreement was amended from 1.75x to 1.50x for quarters ended on or after September 30, 2002. In addition, both credit agreements were amended to allow the borrowers to enter into up to $50 million aggregate of financing transactions to permit NUI Utilities' Elizabethtown Gas subsidiary to consummate a contemplated financing of certain gas meters and related equipment up to $33 million, upon approval of the NJBPU. The company is in compliance with the new terms of the financial covenants during fiscal 2003.

The weighted average daily amounts outstanding of borrowings under the credit agreements and the weighted average interest rates on those amounts were $135.8 million at 2.6 percent for the three-month period ended December 31, 2002, and $208.8 million at 3.7 percent for the three-month period ended December 31, 2001.

 11.   Contingencies

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. A subsidiary of VGC and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC (LLC).  VGC, which received final regulatory approvals during January 2003, will contribute certain storage assets valued at approximately $16 million to the LLC. DEGT will contribute $16 million of capital required to expand the facility for its intended purpose.

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

Guarantees. The company has guarantees of approximately $339 million to 82 counterparties as of December 31, 2002, in support of NUI Energy Brokers' trading activities. These guarantees are necessary to facilitate trading with a broad group of potential counterparties, although typically NUI Energy Brokers uses only a fraction of the issued guarantees at any given time. Further, since NUI Energy Brokers has netting agreements in place with most of its counterparties, the guarantees would apply only to any net balances owed to its respective counterparties with which it has such agreements. As of December 31, 2002, outstanding guarantees were approximately $30.5 million.

 Environmental Matters. The company is subject to federal and state laws with respect to water, air quality, solid waste disposal and employee health and safety matters, and to environmental regulations issued by the United States Environmental Protection Agency (EPA), the New Jersey Department of Environmental Protection (NJDEP) and other federal and state agencies.

The company owns, or previously owned, certain properties on which manufactured gas plants (MGP) were operated by the company or by other parties in the past. In New Jersey, the company has reported the presence of the six MGP sites to the EPA, the NJDEP and the New Jersey Board of Public Utilities (NJBPU), and is currently conducting remedial activities at such properties with oversight from the NJDEP. The company anticipates the initiation of such activities in the state of North Carolina within the next five years.  Although the actual cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded a total reserve for environmental investigation and remediation costs of approximately $33.7 million, which the company believes is the probable minimum amount that the company may expend over the next 30 years.  Of this reserve, approximately $30.1 million relates to remediation of the New Jersey MGP properties and approximately $3.6 million relates to MGP properties located outside the state of New Jersey.

The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the NJBPU to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1.7 million in environmental costs incurred between July 1, 2000, and June 30, 2002, is currently pending NJBPU approval. Accordingly, the company has recorded a regulatory asset of approximately $36.3million as of December 31, 2002, reflecting the future recovery of both incurred costs and future environmental remediation liabilities in the state of New Jersey.  The company has also been successful in recovering a portion of MGP remediation costs incurred in New Jersey from the company's insurance carriers and continues to pursue additional recovery.  With respect to costs associated with the MGP properties located outside New Jersey, the company intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers, although the company is not able to express a belief as to whether any or all of these recovery efforts will be successful. The company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Amendment of Note Purchase Agreement.  In January 2003, the company became aware of issues of technical default under the Note Purchase Agreement dated as of August 20, 2001, and the company obtained a waiver of certain covenants contained in the Note Purchase Agreement from the holders of the notes issued under the agrement.  The covenants consisted of the minimum fixed charge coverage ratio, restrictions on the ability to enter into sale and leaseback transactions, restrictions on subsidiaries' ability to pay dividends to the company and make advances to and investments in the company, and the requirement that the company deliver certain financial information and statements of cash flows to the noteholders. Prior to obtaining the waiver, the company was in technical default under the Note Purchase Agreement during fiscal 2002. On February 14, 2003, the company entered into an agreement with the noteholders to amend the Note Purchase Agreement on or prior to February 18, 2003.  The amendment will address each of the items covered in the waiver, noted above as well as provide among other things for an increase in the interest rate under each of the outstanding notes of 50 basis points or 0.50 percent, effective April 1, 2003 and for the establishment of a covenant requiring the company to maintain a level of consolidated debt to consolidated assets of no greater than fifty percent.  The amendment will also require the issuance of guarantees by certain of the company's subsidiaries and the execution by the noteholders and the lenders in the credit facilities of the company and NUI Utilities of an inter-creditor agreement.  The amendment is required to be approved by the lenders representing a majority of the outstanding indebtedness in each of the company's and NUI Utilities credit facilities.  Management believes that it is probable that the amendment will be approved by the lenders.

Agreement to Acquire Assets of Norcom Agency Sales, Inc. On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom Agency Sales, Inc. (NAS). The agreement provides for the company to pay the seller, Norcom, a multiple of total sales to new customers obtained by NAS as agent for NUI Telecom during the period April 1, 2002, through October 31, 2003. The multiple to be paid will be determined based on the actual new customer revenues generated by NAS for the month of October 2003, and is subject to post-closing adjustments.

The purchase price will be paid in NUI common stock. The number of shares of NUI common stock to be issued will be determined by dividing the total purchase price by the average closing price of NUI's common stock for the first 20 of the 25 consecutive trading days immediately preceding October 31, 2003. The company expects to close on this transaction in or around February 2004.

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $53.1 million annually.  The company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the company.  Management believes the outcome of these actions will not have a material adverse effect on the company's results.  The company also is committed to purchase from multiple suppliers, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Other. Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which plaintiffs allege that the company and its president and chief executive officer violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003 and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation.  The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002.  The Company has learned of the Waltzer complaint through its investigation and has not been served in such action.  The plaintiffs are shareholders who assert claims on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, except for the Friedman and the Waltzer complaints, which assert a class period of July 26, 2001 to October 17, 2002.  Specifically, the plaintiffs allege that the company failed to disclose that it was experiencing problems with regard to increased costs in its telecommunications business; increased costs of insuring its medical benefits; a rise in bad debt from its customers; and a decline in the value of its pension plan assets.  The plaintiffs allege that these non-disclosed costs put a strain on the company's operating margins, and on October 18, 2002, caused the company to announce that it would sustain greatly reduced earnings for fiscal years 2002 and 2003.  Based upon these allegations, the plaintiffs allege claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934 (the Exchange Act), and seek unspecified monetary damages, pre- and post-judgment interest, attorneys' fees and experts' fees, costs, and any other available relief.   The parties have adjourned by stipulation the time for responsive pleadings to be filed to until thirty days after plaintiffs file and serve a consolidated amended complaint.  No discovery has yet occurred.  By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action and an Amended Consolidated Class Action Complaint is to be filed within 60 days of entry of the order.  Furthermore, on December 23, 2002, a law firm made a public announcement with respect to a lawsuit purportedly filed in the Southern District of New York on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002 against NUI Corporation and John Kean, Jr., alleging violations under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.  Specifically, the announcement alleges that the company knowingly or recklessly failed to properly record fixed cost expenses, accrue necessary pension expenses and reserve adequate amounts for its self-insured medical benefits in its quarterly financial statements.  At this time, the company has not been served with the purported complaint. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

The company is involved in other various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

12. New Accounting Standards

During fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment and Disposal of Long-lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS 121 implementation issues. As a result of the adoption of this standard, the company has classified the operating results of subsidiaries to be disposed of as "Discontinued Operations" in the Consolidated Statements of Income; assets and liabilities of these subsidiaries as "Held for Sale" in the Consolidated Balance Sheets; and "Changes in Assets and Liabilities Held for Sale" in the Consolidated Statement of Cash Flows. See further discussion of the subsidiaries being disposed of in Note 8.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement establishes accounting standards for recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs. The company adopted this statement on October 1, 2002, and recorded an asset retirement obligation of approximately $5.6 million with offsetting amounts to property, plant and equipment and regulatory assets.

In June 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10," (EITF 02-03). The purpose of EITF 02-03 is to address certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged (i.e., whether there is any profit at inception), and (c) additional disclosure requirements for energy trading activities. On October 25, 2002, the EITF reached a consensus on EITF 02-03 that changes the accounting for certain energy contracts. The main provisions of Issue 02-03 are as follows:

-       The EITF rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), which was the authoritative accounting followed by NUI Energy Brokers and NUI Energy. Pursuant to EITF 98-10, an entity accounted for energy contracts at fair value with changes in fair value recognized in earnings if the energy contract was determined to be part of an entity's trading activities. As a result, this new consensus prohibits mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under SFAS 133. Any contracts subject to the consensus must be accounted for on the accrual basis upon application of the consensus.

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

 The EITF deliberations and consensus on EITF 02-03 will not affect the company's cash flows. Additionally, the company must continue to mark all existing energy-related contracts to market based on EITF 98-10 during the first quarter of fiscal 2003 prior to applying the new consensus. However, the consensus requires NUI to record a cumulative effect adjustment to convert any contracts that do not meet the definition of a derivative under SFAS 133 to accrual accounting effective January 1, 2003.

The primary contracts that will be affected as a result of applying the new consensus are the full requirements natural gas sales contracts associated with NUI Energy and a large natural gas storage contract within NUI Energy Brokers. However, it is expected that the majority of NUI Energy Brokers' contracts will be considered derivatives under SFAS 133 and continue to be marked-to-market through earnings. The cumulative effect adjustment to convert any contracts that do not meet the definition of a derivative under SFAS 133 to accrual accounting effective on January 1, 2003, is estimated to range between $12 million to $14 million.

Additionally, in accordance with one of the provisions of EITF 02-03, the company has recorded the margins earned under the accounting guidance of EITF 98-10 by both NUI Energy Brokers and NUI Energy on a net basis. In previous periods, both NUI Energy Brokers and NUI Energy included both the cost of the purchased gas and the operating margin earned for all physical transactions within operating revenues on the Consolidated Statement of Income. For financial trades such as futures, options and swap transactions, NUI Energy Brokers and NUI Energy had historically recorded only the operating margin component, but within the purchased gas and fuel line item on the Consolidated Income Statement. The adoption to net-basis reporting has no effect on these transactions or cash flows other than to reclassify and present total margins earned within the operating revenues line item on the Consolidated Statement of Income. In accordance with the EITF, all prior periods have been reclassified to conform to this presentation. As a result of net-basis reporting, NUI reduced operating revenues and purchased gas and fuel line items by $63.7 million for the three months ended December 31, 2001, with no changes to total operating margins.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement is effective for exit or disposal activities initiated after December 31, 2002. The company does not expect the adoption of this statement to have an impact on net income.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. Accordingly, the company is currently determining what impact these provisions will have on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" (SFAS 148). This statement amends Statement of Financial Accounting Standards No. 123, ("Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to such compensation. The company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and will provide the prominent disclosures required in its annual and future interim financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company is currently evaluating the consolidation requirements with respect to its joint venture with Duke Energy (see Note 11).

13.    Business Segment Information

 The company's operations are organized and managed as three primary segments: Distribution Services, Energy Asset Management (formerly Wholesale Energy Marketing and Trading), and Retail and Business Services. The Distribution Services segment distributes natural gas in four states through the company's regulated utility operations. The Energy Asset Management segment reflects the operations of the company's NUI Energy Brokers and VGC subsidiaries (except VGDC), as well as off-system sales made by NUI Energy Brokers on behalf of the utility operations. The Retail and Business Services segment reflects the operations of the company's NUI Energy, UBS, and NUI Telecom subsidiaries, the network and wireless product lines of TIC which are being managed by NUI Telecom, as well as appliance leasing, repair and maintenance operations.  The company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the company for the three-month periods ended December 31, 2002 and 2001. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation.  All of the company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

                                                                            Three Months Ended
                                                                                   December 31,

(Dollars in thousands)	2002	2001*
Revenues:
Distribution Services	$138,148	$121,083
Energy Asset Management	27,625	29,532
Retail and Business Services	20,628	13,242
Intersegment Revenues	(1,983)	(2,638)
Total Revenues	$184,418	$161,219

Operating Margins:
  Distribution Services
	$50,166	$44,134
Energy Asset Management
3,985
		9,853
Retail and Business Services	8,308	6,203
Intersegment Operating Margins	(564)	(1,409)
Total Operating Margins	$61,895	$58,781

Pre-Tax Operating Income:
Distribution Services	$17,705	$15,401
Energy Asset Management	993	6,113
Retail and Business Services	(524)	(399)
Total Pre-Tax Operating Income	$18,174	$21,115

*- As restated (see Note 2)

A reconciliation of the company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:

                                                                         Three Months Ended
                                                                                 December 31,

(Dollars in thousands)	2002	2001*

Segment Pre-Tax Operating Income

	$18,174	$21,115
Non-segment pre-tax operating income (loss)	(558)	(1,972)
Pre-Tax Operating Income	$17,616	$19,143

*- As restated (see Note 2)

NUI Corporation and Subsidiaries Summary Consolidated Operating Data
	Three Months Ended December 31,
	2002	2001*
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$77,830	$74,095
Commercial	30,837	29,486
Industrial	2,769	2,553
Interruptible Sales	14,738	8,779
Unregulated Sales	25,747	27,591
Transportation Services	12,228	11,368
Customer Service, Appliance Leasing and Other	20,822	18,798
Total Revenues	184,971	172,670
Revenues by Discontinued Operations
	(553)	(11,451)
Operating Revenues from Continuing Operations	$184,418	$161,219

Gas Sold or Transported (MMcf)
Firm Sales:
Residential	7,707	6,395
Commercial	3,305	2,854
Industrial	233	305
Interruptible Sales	2,835	2,536
Unregulated Sales	32,731	26,551
Transportation Services	9,984	9,508
Total Gas Sold or Transported	56,794	48,149
Gas Sold or Transported by Discontinued Operations	(239)	(1,633)
Gas Sold or Transported by Continuing Operations	56,556	46,516

Average Utility Customers Served
Firm Sales:
Residential	345,931	355,296
Commercial	22,604	23,958
Industrial	123	264
Interruptible Sales	30	40
Transportation	4,161	3,977
Total Average Utility Customers Served	372,849	383,535
Average Utility Customers Served by Discontinued Operations	(6,548)	(20,439)
Average Utility Customers Served by Continuing Operations	366,301	363,096

Degree Days in New Jersey
Actual	1,828	1,307
Normal	1,812	1,812
Percentage variance from normal	1% colder	28% warmer

Employees (period end)	1,222	1,501

*- As restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NUI Corporation included elsewhere herein and with the company's Form 10-K for the fiscal year ended September 30, 2002.

Overview

The following discussion and analysis refers to NUI Corporation and its subsidiaries (collectively referred to as "NUI," the "company," "we," or "our"). The company is a diversified energy company that is primarily engaged in the sale and distribution of natural gas, energy commodity trading and portfolio management, retail energy sales and telecommunications. Its local distribution operations provide natural gas and related services during fiscal 2003 to more than 366,000 customers in four states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, Elkton Gas (Maryland), and Virginia Gas (VGC). The company sold its North Carolina Gas (NC) utility operation during September 2002, and sold its Valley Cities Gas and Waverly Gas (VCW) utility operations during November 2002.VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a full-service telecommunications services subsidiary; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary.

As of December 31, 2002, the company has classified NC, VCW, NUI Environmental, and certain product lines of TIC as discontinued operations (see Note 8 of the Notes to the Consolidated Financial Statements).

Results of Operations

Consolidated Review of Results of Operations

The following discussion is intended to provide an overview of consolidated results for the three-month periods ended December 31, 2002 and 2001. The results of operations for fiscal 2001 and 2000, as well as the first three quarters of fiscal 2002 have been restated (see Note 2 of the Notes to the Consolidated Financial Statements). Following this discussion is a more detailed overview of the results for NUI's three business segments.

Net Income (Loss).  NUI had net income of $7.2 million, or $0.45 per share, for the three months ended December 31, 2002, as compared with a net loss for the three months ended December 31, 2001 of $9.4 million, or $0.68 per share. The increase in income during the current three-month period was primarily due to the company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," during the first quarter of the prior fiscal year, which resulted in a one-time, transitional impairment charge during the three months ended December 31, 2001 of $17.6 million (after-tax), or $1.27 per share (see Note 6 to the Notes to the Consolidated Financial Statements).

Income from Continuing Operations. Income from continuing operations was $7.6 million, or $0.48 per share, for the three-month period ended December 31, 2002, compared with $8.0 million, or $0.57 per share, for the same period in fiscal 2002. The current three-month period decrease is due to reduced operating margins by the company's Energy Asset Management segment (formerly Wholesale Energy Marketing and Trading) as a result of reduced portfolio optimization opportunities in the current year caused by fewer counterparties and a significant reduction in the mark-to-market valuation of a large storage contract; the effects of adopting the provisions of EITF 02-03 on October 25, 2002, which requires companies to account for non-derivative energy contracts not falling under the provisions of SFAS 133 on an accrual basis and precludes mark-to-market accounting on a go-forward basis (see Note 12 of the Notes to the Consolidated Financial Statements); and increases in pension, insurance, medical and other operating expenses. These decreases were partially offset by increased margins due to weather that was 40 percent colder than the three-month period ended December 31, 2001, and a base rate increase by the company's natural gas distribution company in New Jersey that went into effect on November 22, 2002.

The decrease in earnings per share for the three months ended December 31, 2002, as compared with the same period during the prior fiscal year, reflects the effect of dilution as a result of increased shares outstanding. During March 2002, NUI issued 1.725 million shares of its common stock for net proceeds of approximately $37.0 million, and also issued approximately 0.5 million shares of common stock related to certain acquisitions and benefit plans during fiscal 2002.

Discontinued Operations.  After-tax losses from discontinued operations for the three-months ended December 31, 2002, were $0.5 million, or $0.03 per share, compared to income of $0.3 million, or $0.02 per share during the prior fiscal year. The higher losses during fiscal 2003 were due to the sale of NC before the start of the current fiscal year and the sale of VCW on November 7, 2002. These three distribution companies contributed $0.6 million of after tax income during the three months ended December 31, 2001, compared to after-tax losses of $0.3 million for the three months ended December 31, 2002.

Business Segment Review of Results of Operations

The following is a discussion of the company's business segment results of operations and is presented based on Income from Continuing Operations before Interest and Taxes. Included in operations and maintenance expenses for each of NUI's business segments are allocations of corporate costs related to shared service functions such as human resources, accounting and information technology, which are allocated based on the company's cost allocation policy. In addition, the company has corporate operations that incurred operations and maintenance expenses of $0.3 million and $0.5 million for the three-month periods ended December 31, 2002 and 2001, respectively, principally related to the company's investment in various business ventures, which have not yet earned revenues. These costs are not allocated to our business segment results.

Distribution Services Segment

The company's Distribution Services segment distributes natural gas in four states through the company's regulated natural gas utility operations.  These operations are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, Elkton Gas (Maryland) and Virginia Gas Distribution Company (VGDC). The company recently sold three of its natural gas utility operations: NC was sold in September 2002, and VCW was sold in November 2002 (see Note 8 of the Notes to the Consolidated Financial Statements). The results for these operations are reflected in Discontinued Operations in the Consolidated Financial Statements for the three months ended December 31, 2002 and 2001. The Income from Continuing Operations before Interest and Taxes results for the remaining four utility operations are as follows:

(Dollars in thousands)	Fiscal 2003	Fiscal 2002*
Operating Revenues	$138,148	$121,083
Purchased Gas and Fuel	84,488	73,896
Energy Taxes	3,494	3,053
Operating Margins	50,166	44,134
Operating Expenses:
Operations & Maintenance Expenses	24,031	20,817
Depreciation & Amortization	6,888	6,447
Taxes Other than Income	1,542	1,469
Total Operating Expenses	32,461	28,733
Other Income & Expense	147	(10)
Income from Continuing Operations before Interest and Taxes	$17,852	$15,391

 *- As Restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Operating Revenues. Operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses utilized by the company's utility operations.  Such clauses enable the company to pass through to its utility customers, via periodic adjustments to customers' bills, changes in costs incurred by the company for purchased gas without affecting operating margins. These purchased gas adjustments are authorized by regulatory authorities in the states in which the company operates. Since the company's utility operations do not earn a profit on the sale of the gas commodity, the company's level of regulated operating revenues is not necessarily indicative of financial performance.

Distribution Services operating revenues increased by $17.0 million, or 14 percent, to $138.1 million during the three months ended December 31, 2002, as compared to $121.1 million in the same period in fiscal 2002. The increase in revenues was primarily attributable to the result of weather in New Jersey that was 1 percent colder than normal and 40 percent colder than the fiscal 2002 period, the effect of a rate increase in New Jersey (see Regulatory Matters), and customer growth.

Operating Margins. Operating margins increased by $6.0 million, or 14 percent, to $50.1 million for the three months ended December 31, 2002, as compared to $44.1 million in the same period in fiscal 2002. Of the factors discussed above in operating revenues, the operating margin impact of the colder weather contributed approximately $3.2 million, the rate increase contributed approximately $1.7 million, and new customers contributed approximately $1.1 million. The company has a weather normalization clause in its New Jersey tariff, which is designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $0.8 million lower and $8.5 million higher in the fiscal 2003 and 2002 periods, respectively, than they otherwise would have been without such clauses. Historically, the company's weather normalization clause in New Jersey was based on a 30-year weather average and did not fully protect the company from the adverse impacts of warm weather. As a result of a new base rate increase, which went into effect on November 22, 2002, the weather normalization clause was adjusted to a 20-year weather average to better reflect current weather trends and should provide more stability of operating results and improved cash flows for NUI's New Jersey utility (see Regulatory Matters) throughout fiscal 2003. With the exception of demand caused by changes in weather, the company does not anticipate any significant improvement in the economic outlook for natural gas sales in this segment for the remainder of fiscal 2003.

Operating Expenses. Operations and maintenance expenses increased by $3.2 million, or 15 percent, to $24.0 million for the three months ended December 31, 2002, as compared with $20.8 million in the same period in fiscal 2002. The expense increase was mostly due to rate case related expenses (approximately $1.2 million), as well as increases in pension expenses due to lower discount rate and asset return assumptions (approximately $1.3 million) and insurance costs for general liability (approximately $0.4 million). Because of the increase in operating revenues due to the colder than normal weather discussed earlier, the company may have increased exposure to bad debts during fiscal 2003. If such an increase were to occur, this would have an adverse effect on operating results.

Depreciation and amortization expense increased to $6.9 million for the three months ended December 31, 2002, as compared to $6.4 million in the same period in fiscal 2002, mainly as a result of additional plant-in-service and additional technology assets placed into service.

Energy Asset Management Segment

The Energy Asset Management segment (formerly Wholesale Energy Marketing and Trading) contains the operations of the company's NUI Energy Brokers subsidiary, and the storage and pipeline operations of VGC, as well as off-system sales made by NUI Energy Brokers on behalf of the utility operations.

(Dollars in thousands)	Fiscal 2003	Fiscal 2002*
Operating Revenues	$27,231	$29,142
Purchased Gas and Fuel	23,401	19,289
Operating Margins	3,830	9,853
Operating Expenses:
Operations & Maintenance Expenses	2,118	2,933
Depreciation & Amortization	529	686
Taxes Other than Income	190	121
Total Operating Expenses	2,837	3,740
Other Income & Expense	142	300
Income from Continuing Operations before Interest and Taxes	$1,135	$6,413

*- As Restated (see Note 2 of the Notes to the Consolidated Financial Statements)

 Operating Revenues. As further discussed in Note 12 of the Notes to the Consolidated Financial Statements, operating revenues for NUI Energy Brokers and NUI Energy (see below) have been restated for fiscal years 2000-2002 as a result of adopting a provision in the Emerging Issues Task Force (EITF) Opinion 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10," which requires that all energy companies that follow the accounting under EITF 98-10 reflect their operating revenues on a net basis. In previous periods, NUI Energy Brokers included both the cost of purchased gas and the operating margin earned on all of its physical energy transactions (physical volumes of gas bought and sold to third parties) in operating revenues and classified the cost of that gas as a component of purchased gas and fuel on the Consolidated Statement of Income. Historically, NUI Energy Brokers had recorded only the operating margin component for all of its financial trades (futures, options, swaps) and had classified these amounts as a component of purchased gas costs on the Consolidated Income Statement. Adopting the netting provision of EITF 02-03 had no net effect on these transactions other than to reclassify them to operating revenues rather than purchased gas costs. As a result of net-basis reporting, NUI reduced operating revenues and purchased gas and fuel line items by $63.7 million for the three months ended December 31, 2001, with no change to total operating margins.

Energy Asset Management operating revenues decreased approximately $1.9 million, or 7 percent, to $27.2 million for the three months ended December 31, 2002, as compared to $29.1 million in the same period in fiscal 2002. The decrease was primarily due to a lack of asset management opportunities as compared to a year ago (approximately $1.3 million), and a significant reduction in the mark-to-market valuation of a large storage contract in the NUI Energy Brokers portfolio (approximately $3.8 million).  Also contributing to the decrease in the current period is the effect of adopting the provisions of EITF 02-03 on October 25, 2002 (approximately $0.4 million), which requires the company to account for non-derivative energy contracts not falling under the provisions of SFAS 133 on an accrual basis and precludes mark-to-market accounting on a go-forward basis (see Note 12 of the Notes to the Consolidated Financial Statements).  Partially offsetting these decreases are increased revenues of $3.7 million from utility off-system sales. The operating revenues from VGC were comparable to the same period a year ago.

Operating Margins. Operating margins decreased approximately $6.0 million, or 61 percent, to $3.8 million for the three months ended December 31, 2002, as compared to $9.8 million in the same period in fiscal 2002. This decrease was primarily attributable to effects of the factors discussed above. In addition, while operating revenues from utility off-system sales increased, operating margins on those sales decreased by approximately $0.1 million for the three months ended December 31, 2002, as compared to the same period in fiscal 2002. While natural gas prices have begun to increase and volatility has increased, market conditions in the energy trading industry have been dampened due to fewer creditworthy trading partners. The company anticipates credit issues in the industry will continue throughout fiscal 2003, which may decrease or limit the growth in margins for NUI Energy Brokers. In addition, as further discussed in Note 12 of the Notes to the Consolidated Financial Statements, the company will adopt the full provisions of EITF 02-03 on January 1, 2003. The effect of this standard on the accounting for NUI Energy Brokers' operating margins for the fiscal year is estimated to be a decrease of approximately $1.0 million. The cumulative effect adjustment on the second quarter margins related to certain energy contracts and gas inventories that were marked-to-market through December 31, 2002 is estimated to be a decrease ranging between $8.0 million and $9.3 million.

Operating Expenses. Operating and maintenance expenses decreased by approximately $0.8 million during the three months ended December 31, 2002, as compared to the same period in fiscal 2002 due to reduced labor and commissions for NUI Energy Brokers (approximately $0.5 million), general cost reductions undertaken by VGC (approximately $0.5 million), and reduced bank fees (approximately $0.2 million).  These reductions were partially offset by increases in pension costs (approximately $0.2 million) and employee benefit expenses (approximately $0.1 million).

Retail and Business Services Segment

The Retail and Business Services segment includes the operations of the company's NUI Telecom, UBS and NUI Energy subsidiaries, as well as the operations of the network services and wireless divisions of TIC and the appliance service business.

(Dollars in thousands)	Fiscal 2003	Fiscal 2002*
Operating Revenues	$19,039	$10,994
Cost of Sales and Services	11,140	6,201
Operating Margins	7,899	4,793
Operating Expenses:
Operations & Maintenance Expenses	7,035	4,152
Depreciation & Amortization	1,175	902
Taxes Other than Income	213	138
Total Operating Expenses	8,423	5,192
Other Income & Expense	33	---
Income from Continuing Operations before Interest and Taxes	$(491)	$(399)

*- As Restated (see Note 2 of the Notes to the Consolidated Financial Statements)

 Operating Revenues. Retail and Business Services operating revenues increased by approximately $8.0 million, or 73 percent, to $19.0 million for the three months ended December 31, 2002 from $11.0 million in the same period in fiscal 2002. This increase was primarily due to increased revenues by NUI Telecom of approximately $7.2 million due to the acquisitions of Norcom in March 2002 (see Note 4 of the Notes to the Consolidated Financial Statements) and Telcorp in April 2002 (see Note 5 of the Notes to the Consolidated Financial Statements), and customer growth. Norcom and Telcorp contributed $3.7 million and $1.7 million of operating revenues, respectively, during the three-months ended December 31, 2002. Operating revenues for UBS increased by approximately $0.5 million as a result of increased conversion revenues and the benefit of additional billings related to customer accounts, which were converted during the latter portion of fiscal 2002. The operating revenues of the appliance service business and NUI Energy for the three months ended December 31, 2002 were comparable with the same period in the prior fiscal year, however, NUI Energy's operating revenues were impacted during the three months ended December 31, 2002, as a result of adopting the provisions of EITF 02-03 on October 25, 2002.   During the three months ended December 31, 2001, NUI Energy followed the accounting prescribed under EITF 98-10, which required all energy contracts be marked-to-market through the income statement. During the three months ended December 31, 2002, as a result of EITF 02-03, NUI Energy changed its accounting for energy contracts entered into after October 25, 2002, which resulted in no mark-to-market recognition for these new contracts. Accordingly, operating revenues and margins during the current year period were lower by approximately $1.4 million due to the change in accounting methods. This was partially offset by lower natural gas costs as a result of improved risk management procedures in balancing NUI Energy's portfolio. As noted above, as a result of conversion income to be recognized during the fiscal year and the ability to provide billing services to a larger population of customers as compared to the prior year, the results of UBS are anticipated to provide favorable growth and improvement in fiscal 2003 and beyond. Also, as noted above, NUI Energy's revenues have been reflected on a net basis for the three-month period ended December 31, 2002 due to the adoption of the netting provisions of EITF 02-03.

Operating Margins. Retail and Business Services operating margins increased by approximately $3.1 million, or 65 percent, during the three months ended December 31, 2002, to $7.9 million as compared with $4.8 million in the same period in fiscal 2002 due primarily to an increase in margins from NUI Telecom of $2.7 million. This increase reflects the continued growth in customers and product offerings for NUI Telecom as a result of the acquisitions during the prior fiscal year discussed above.  Operating margins for UBS increased $0.2 million due to the additional operating revenues discussed above, and NUI Energy and the appliance service business both increased operating margins by $0.1 million, however, as noted above NUI Energy's operating margins were approximately $1.4 million lower as a result of adopting the provisions of EITF 02-03 on October 25, 2002. NUI Energy has begun a number of initiatives to mitigate both price and volume risk associated with its business, and is implementing a re-engineering effort intended to streamline its back office functions. This is expected to decrease the volatility of their results, as well as improve their overall financial performance in fiscal 2003. As further discussed in Note 12 of the Notes to the Consolidated Financial Statements, the company will adopt the full provisions of EITF 02-03 on January 1, 2003. The effect of this standard on the accounting for NUI Energy's margins for the fiscal year is estimated to be a decrease ranging between $1.5 million and $2.0 million. The cumulative effect adjustment on the second quarter margins related to certain energy contracts and gas inventories that were marked-to-market through December 31, 2002 is estimated to be a decrease ranging between $4.0 million and $4.7 million.

 Operating Expenses.  Operations and maintenance expenses, depreciation and amortization, and taxes other than income for the Retail and Business Services segment increased in total by $3.2 million, or 62 percent, to $8.4 million during the three months ended December 31, 2002, as compared with $5.2 million in the same period in fiscal 2002. The increase was a result of higher labor costs from additional personnel and temporary employees ($2.5 million), increased pension costs (approximately $0.4 million), and higher bad debt provisions (approximately $0.2 million). These increases were mainly due to significant customer growth experienced by NUI Telecom over the past several years. NUI Telecom's recent acquisitions of new businesses have increased expenses associated with back office functions such as customer service, provisioning and finance that have been required to support these customer additions. During the second half of fiscal 2002 and into fiscal 2003, NUI Telecom has continued to implement various information systems improvements and to integrate its new businesses to streamline functions in order to improve its operating performance. In January 2003, the company recorded a reserve for bad debts of $0.7 million for a large customer of NUI Energy. NUI Energy is exploring legal remedies to reduce its exposure to uncollected amounts from this customer.

Regulatory Matters

On November 22, 2002, Elizabethtown Gas Company received approval from the New Jersey Board of Public Utilities (NJBPU) to increase its base rates by an annual amount of $14.2 million, or approximately 5 percent.  The increase is effective immediately and covers a portion of the costs of plant investments and higher operating expenses incurred since the company's last base rate increase twelve years ago.  The new rates are based on a return on equity of 10.0 percent and an overall rate of return on rate base of 7.95 percent.  The rate order also revised the normal weather pattern upon which base rates and Elizabethtown's Weather Normalization Clause were reset from a 30-year to a 20-year weather average to better reflect current weather trends.  In addition, the company was allowed to increase service charges to various rate classes of customers to better reflect the cost of providing service to these customers.

On March 30, 2001 the NJPBU issued an order allowing the company to establish a new Gas Cost Under-recovery Adjustment (GCUA) to recover the gas cost under-recovery balance as of October, 31, 2001, with associated interest at a fixed rate of 5.5 percent per annum over a three-year period from December 1, 2001 through November 30, 2004. In addition, pursuant to the order, the company was required to make a filing on November 15, 2001, to establish a new PGA rate designed to recover purchased gas costs for the period November 1, 2001, through September 30, 2002. In that filing, the company requested approval to decrease its PGA rate and implement its GCUA rate, with a net effect representing a decrease of 12.7 percent in residential customer bills.  The NJBPU approved the company's request on an interim basis and these changes became effective on December 1, 2001.

In response to the Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the company to continue offering basic gas supply service through December 2002. On January 17, 2002, the NJBPU issued an order that continued the obligation of all New Jersey gas utilities to provide basic gas supply service until it has had an opportunity to fully investigate major policy issues relating to pricing structure and gas supply reliability.  No timetable has been established for completion of such a review.  As of December 31, 2002, no residential customers in the company's New Jersey service territory have switched to an alternative gas supplier.

Liquidity and Capital Resources

The company's net use of cash in operating activities was $3.0 million and $40.8 million for the three-month periods ended December 31, 2002 and 2001, respectively.  The improvement of $37.8 million in operating cash flows for the current period was due in part to the timing of payments to the company's gas suppliers and collections of a portion of under-recovered gas costs as a result of the company's ability to collect the large under-recovered gas balance that existed at September 30, 2001 over a period of three years. As noted in Regulatory Matters, these under-recovered gas costs are now a component of regulatory assets and will be recovered with associated interest over a three-year period. This increase in operating cash flows was partially offset by higher accounts receivable at December 31, 2002 than during the same period a year ago due primarily to higher natural gas prices in the current three-month period than the same period in fiscal 2002.

Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions. While short-term borrowings have increased $16.3 million from September 30, 2002 to December 31, 2002, in order to meet its higher winter working capital needs, the company will continue to focus on reducing short-term indebtedness during fiscal 2003 through the collection of under-recovered gas costs discussed above, additional asset sales, and consideration of opportunistic longer-term debt or equity financing.

The company sold 1.725 million shares of common stock for net proceeds of approximately $37.0 million during March 2002 under the shelf registration statement. The proceeds from the sale were used to pay down short-term debt.

The company completed the sale of its VCW subsidiaries on November 7, 2002, for approximately $15 million (see Note 8 of the Notes to the Consolidated Financial Statements). The proceeds of these transactions were used to further reduce short-term debt.

The company does not have any off-balance sheet financing; however, the company is a 50 percent member of a joint venture that is developing natural gas storage assets and is required to provide funding toward the development of these assets for their intended purpose (see Capital Expenditures and Commitments- Joint Venture with Duke Energy for further discussion).

The company is considering issuance of additional equity during the latter portion of fiscal 2003 or in fiscal 2004 pending favorable market conditions in order to further reduce debt and move toward a desired capital structure of 50 percent debt and 50 percent equity.

On February 3, 2003, Moody's downgraded the company's debt rating from Baa-2 to Baa-3. Moody's also downgraded the debt rating of NUI Utilities from Baa-1 to Baa-2. NUI Utilities is a wholly-owned subsidiary of NUI that owns three of the company's four utility operations. Moody's cited the impact of unfavorable results from most of the company's unregulated businesses during fiscal 2002 and their concerns regarding these operations' potential adverse impact on the company's future performance as factors influencing their rating action. As a result of these downgrades, the company's cost of borrowing under its short-term facilities increased 37.5 basis points or 0.375 percent and the cost of borrowing for NUI Utilities increased 25 basis points or 0.25 percent. Moody's also indicated that the company and NUI Utilities would remain under review for further possible downgrade. Moody's cited that, in its continuing review, it will assess the progress being made by management to 1) either demonstrate unequivocal turn-around in the under-performing unregulated businesses (i.e. those in the company's Retail and Business Services segment), accomplish substantial cost reductions or exit them altogether; and 2) renew its committed bank credit facilities that expire in the near term in sufficient amounts to cover its projected cash needs as well as to provide a contingent cash reserve for potential unforeseen events. Should the company's or NUI Utilities' current debt ratings be downgraded, this would adversely affect the company's and/or NUI Utilities' cost of borrowing under the company's short-term credit facilities and potentially increase the collateral requirements of the company's energy trading business.

The company believes it has made significant progress in addressing the factors cited by Moody's, including increasing operating margins with its Retail and Business Services segment and entering into the new credit agreements discussed below. However, there can be no assurance that additional downgrades can be avoided.

On February 4, 2003, Standard & Poor's Rating Services (S&P) reaffirmed its BBB investment grade rating, and reiterated their stable outlook for NUI Utilities.

Outlook for Fiscal 2003. As a result of the factors discussed above, the company believes that the cash provided by operations during fiscal 2003, combined with the cash provided from the already completed sale of VCW, the expected proceeds from the meter lease during the second quarter of the 2003 fiscal year, and the new credit and bridge loan agreements discussed below and/or its ability to raise capital under its current shelf registration statement will enable the company to meet its obligations for the current fiscal year. Additional discussion of certain items noted above follows.

Short-Term Debt.  Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements.  It also is used to finance portions of the company's capital expenditures, and is then refinanced through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions.

The company's revolving credit facility dated as of December 19, 2001, under which the company had the ability to borrow up to $80 million and NUI Utilities' revolving credit facility dated as of December 19, 2001, under which NUI Utilities had the ability to borrow up to $145 million, both expired on December 18, 2002.  As a result of the reduced amount of short-term indebtedness outstanding at the end of fiscal 2002, and the expected lower requirements of the company and NUI Utilities for short-term credit going forward, at the company's request, the lenders in the company's and NUI Utilities' bank group unanimously agreed to extend the maturity of $55 million of the company's revolving credit facility and $140 million of NUI Utilities revolving credit facility through February 12, 2003.  At December 31, 2002, the company had outstanding borrowings under its credit facility amounting to $35.0 million and unused borrowing capacity amounting to $20.0 million, and NUI Utilities had outstanding borrowings under its credit facility amounting to $110.0 million and unused borrowing capacity amounting to $30.0 million.  The weighted average daily amounts outstanding of borrowings under the company's credit facility and the weighted average interest rates on those amounts were $46.9 million at 3.0 percent for the three-month period ended December 31, 2002, and $88.8 million at 2.4 percent for the three-month period ended December 31, 2001. The weighted average daily amounts outstanding of borrowings under NUI Utilities' credit facility and the weighted average interest rates on those amounts were $171.9 million at 4.1 percent for the three-month period ended December 31, 2002, and $145 million at 3.2 percent for the twelve-day period ended December 31, 2001.

On February 12, 2003, the company and NUI Utilities each entered into a new revolving credit facility that replaced their respective previous credit facilities.  NUI's new credit facility consists of a credit agreement which allows the company to borrow up to approximately $38.1 million, and NUI Utilities new credit facility consists of a credit agreement which allows NUI Utilities to borrow up to approximately $96.9 million.  Upon the occurrence of certain conditions, these credit agreements may be increased up to $55 million and approximately $142 million, respectively.  In addition, on February 12, 2003, NUI Utilities entered into a 364-day bridge loan agreement for up to $45.0 million.  The new credit agreements and the bridge loan agreement mature on February 11, 2004. The credit agreements may be extended in successive 364-day increments upon obtaining approval of all the respective lenders.  The company's credit agreement and NUI Utilities' credit agreement and bridge loan agreement require the company and NUI Utilities, respectively, to meet certain covenants and limitations as well as maintain certain financial ratios.  Included in these covenants are provisions that limit the ability of each of the company and NUI Utilities to incur future indebtedness, make capital expenditures, pledge or sell assets, make acquisitions, merge and pay dividends on common stock, and prohibit the creation of guarantees (other than those in the normal course of business) or any sale and leasebacks in excess of $70 million.  The company must maintain a fixed charge coverage ratio of 1.50x and NUI Utilities must maintain a fixed charge coverage ratio of 1.75. The company and NUI Utilities each must maintain leverage ratios of 0.65 from March 1 through August 31 and 0.70x from September 1 through February 28 (or 29, if applicable). In addition, if the amounts available under the NUI Utilities' credit agreement are increased, as provided above, any borrowings under such increase first must be used to repay any amounts outstanding under the bridge loan agreement.  The NUI Utilities' credit agreement and bridge loan agreement also restricts the payment of dividends from NUI Utilities to the company.  The company and NUI Utilities repaid all of the $195 million of borrowings outstanding under the prior credit agreements from the borrowings under the company's and NUI Utilities' new credit agreements and the bridge loan agreement and cash on hand.

Borrowings under the new credit facilities and the bridge loan agreement bear interest at a rate based on either the London Interbank Offering Rate (LIBOR) or the Prime Rate as of the date of the advance.  Based on the company's current debt rating, the interest rate on outstanding borrowings under the company's credit facility was 3.0 percent.  Based on NUI Utilities' current debt rating, the interest rate on outstanding borrowings under its credit facility was 2.8 percent  and its bridge loan agreement was 4.4 percent.  As a result of obtaining the new revolving credit facility, the company's facility fees and borrowing costs increased by 62.5 basis points, or 0.625 percent and, as a result of obtaining the new revolving credit facility and bridge loan agreement, NUI Utilities' facility fees and borrowing costs increased by 50 basis points, or 0.50 percent.  Pricing grids have been provided to the company and NUI Utilities by their respective lenders, which tier pricing to higher and lower credit ratings should a debt rating change occur. As of February 12, 2003, the total aggregate outstanding borrowings under the company's new credit facilities were $180 million. The amount outstanding under the company's credit facility was approximately $142 million and under the NUI Utilities' new credit facility was approximately $38 million. On that date, the company had available cash of approximately $80 million.

The company's anticipated credit needs are expected to decline going forward. The company also expects improved cash flow from operations during fiscal 2003 as a result of the following factors: the collection of approximately $20 million of under-recovered gas costs; the collection of weather normalization recoveries of approximately $8 million related to the warmer than normal weather experienced during fiscal 2002; improved profitability as a result of the outcome of the Elizabethtown Gas rate case; and reduced losses from discontinued operations related to the company's TIC and NUI Environmental subsidiaries.  In November 2002, the company raised approximately $15 million from the sale of its Valley Cities Gas and Waverly Gas subsidiaries. The company also has negotiated another meter-leasing arrangement with a financial institution related to up to $33 million of gas meters in New Jersey that it expects would close during the second quarter of fiscal 2003 pending NJBPU approval and favorable market conditions at that time.  The company and NUI Utilities will continue to explore advantageous financing arrangements that would enable the company and NUI Utilities to reduce rates or extend the maturity of the existing credit agreements.  Because of the above factors that are expected to have a materiallypositive impact upon the company's profitability, cash flows, financial position and debt-servicing capabilities, the company believes that it has sufficient amounts available under the new credit agreement, and that NUI Utilities has sufficient amounts available under the new NUI Utilities credit agreement and bridge loan agreement, to cover their respective projected needs as well as to provide a contingent cash reserve for potential unforeseen events.

 In January 2003, the company became aware of issues of technical default under the Note Purchase Agreement dated as of August 20, 2001, and the company obtained a waiver of certain covenants contained in the Note Purchase Agreement from the holders of the notes issued under the agreement.  The covenants consisted of the minimum fixed charge coverage ratio, restrictions on the ability to enter into sale and leaseback transactions, restrictions on subsidiaries' ability to pay dividends to the company and make advances to and investments in the company, and the requirement that the company deliver certain financial information and statements of cash flows to the noteholders. Prior to obtaining the waiver, the company was in technical default under the Note Purchase Agreement during fiscal 2002. On February 14, 2003, the company entered into an agreement with the noteholders to amend the Note Purchase Agreement on or prior to February 18, 2003.  The amendment will address each of the items covered in the waiver, noted above as well as provide among other things for an increase in the interest rate under each of the outstanding notes of 50 basis points or 0.50 percent, effective April 1, 2003 and for the establishment of a covenant requiring the company to maintain a level of consolidated debt to consolidated assets of no greater than fifty percent.  The amendment will also require the issuance of guarantees by certain of the company's subsidiaries and the execution by the noteholders and the lenders in the credit facilities of the company and NUI Utilities of an inter-creditor agreement.  The amendment is required to be approved by the lenders representing a majority of the outstanding indebtedness in each of the company's and NUI Utilities credit facilities.  Management believes that it is probable that the amendment will be approved by the lenders.

Long-Term Debt and Funds for Construction Held by Trustee.  The company is scheduled to repay $50 million of medium-term notes on February 1, 2005.

The company deposited in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 2002, all of the original net proceeds from the bonds had been expended. The remaining $3.9 million classified as Funds for Construction Held by Trustee on the company's Consolidated Balance Sheet at December 31, 2002, represents the unexpended portion of interest earned on the original net proceeds of the bonds.

Common Stock.  The company periodically issues shares of common stock in connection with NUI Direct, the company's dividend reinvestment and stock purchase plan, and various employee benefit plans. From time to time, the company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.  As previously noted, the company sold 1.725 million shares of its common stock for net proceeds of approximately $37.0 million in March 2002.

The company issued stock in conjunction with several acquisitions during fiscal 2002. This included 144,648 shares worth approximately $3.1 million to acquire VGSC and VGDC (see Commitments and Contingencies- Acquisition of Virginia Gas Storage Company (VGSC) and Virginia Gas Distribution Company (VGDC)), and 216,039 shares worth approximately $4.2 million to acquire Norcom (see Note 4 of the Notes to the Consolidated Financial Statements). In addition, the company issued 47,136 shares to the former owners of NUI Telecom as payment of an incentive of $1.0 million under a provision of the Agreement and Plan of Merger.

The company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the company is permitted to pay approximately $49.5 million of cash dividends at December 31, 2002.

Assets and Liabilities Held for Sale.  The company completed the sale of its NC utility operation on September 30, 2002, and completed the sale of its VCW utility operations on November 7, 2002 (see Capital Expenditures and Commitments- Sale of North Carolina Gas and Sale of Valley Cites Gas and Waverly Gas). In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-lived Assets," the company has reclassified the assets and liabilities of NC and VCW as Held for Sale on the Consolidated Balance Sheet at September 30, 2002 (see Note 8 to the Notes to the Consolidated Financial Statements).

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $14.1 million for the three months ended December 31, 2002, and $14.4 million for the three months ended December 31, 2001. Capital expenditures are expected to be approximately $54 million in fiscal 2003, which will be used primarily for the company's contribution toward the development and expansion of the Saltville Storage project (see additional discussion below), continued expansion and upkeep of the company's natural gas distribution system and certain information technology projects.

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. A subsidiary of VGC and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC (the LLC).  VGC, which received final regulatory approvals in January 2003, will contribute certain storage assets valued at approximately $16 million to the LLC. DEGT will contribute $16 million of capital required to expand the facility for its intended purpose.

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

The LLC plans to expand the present Saltville storage facility from its current capacity of 1 Bcf to approximately 12 Bcf and connect it to DEGT's East Tennessee Natural Gas interstate system and DEGT's Patriot pipeline, which is under construction. At full capacity, the Saltville storage field will be able to deliver up to 500 million cubic feet per day of natural gas to area markets. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage. The expansion will be completed in phases starting in fiscal 2003, with the Phase I total of 6.1 Bcf of working natural gas storage capacity to be completed by fiscal 2008. The market demand for additional storage will dictate the timing of the other phases of the expansion.

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

On October 26, 2001, the LLC filed a certification application with the Virginia State Corporation Commission (VSCC). A public hearing was held on this matter on February 20, 2002 and the Hearing Examiner's report was issued on May 31, 2002. On August 6, 2002, the VSCC issued an order granting a Certificate of Public Convenience and Necessity (CPCN) for the storage facilities and attendant pipeline. Those conditions included a final technical analysis to be performed by VSCC staff. The CPCN authorizes the LLC to construct, develop and maintain Phase I of the project, and specifies certain other information, including allowed returns on this regulated storage asset. The VGCC staff completed their technical analysis in January 2003 and the VSCC issued the LLC a final CPCN on January 22, 2003.

On August 23, 2002, the LLC filed an application with the Federal Energy Regulatory Commission requesting a limited jurisdiction certificate that would allow the LLC to serve interstate customers. That certificate was granted to the LLC on January 29, 2003.

Development of Trading Hubs. The company's wholesale trading subsidiary, NUI Energy Brokers, has acquired options on the land and mineral rights for property located in Richton, Perry County, Mississippi, that the company plans to develop into a natural gas storage facility to help serve the Southeast United States. NUI Energy Brokers plans to develop a two-well salt dome storage facility in Richton that would have a working gas capacity of approximately 7.8 billion cubic feet.

The first well and a 14-mile pipeline to be developed by the company that will connect with the Destin Pipeline are tentatively scheduled to be operational in the latter part of fiscal 2004 or in fiscal 2005. Implementation of this development plan is dependent on favorable results from testing and other operational issues that are currently under consideration by the company. This project is not expected to have any material capital requirements in fiscal 2003 and, if the project proves feasible, will primarily impact the company's capital expenditure program in fiscal years 2004 and 2005 after the funding needs of Phase I of the Saltville facility (discussed above) are essentially satisfied.

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

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $53.1 million annually. The company also is committed to purchase from multiple suppliers, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 Bcf per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations. As discussed earlier, the company's utility operations do not earn a profit on the sale of the gas commodity; changes to gas commodity prices have no effect on operating margins.

 Environmental.  The company owns or previously owned properties on which former manufactured gas plants (MGP) were operated in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland.  Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded a total reserve of approximately $33.7 million, which the company believes represents the probable minimum amount the company may expend over the next 30 years.  Of this reserve, approximately $30.1 million relates to the New Jersey MGP properties and approximately $3.6 million relates to the MGP properties located outside the state of New Jersey. The company believes that all costs associated with remediation of the New Jersey MGP properties will be recoverable in rates or from insurance carriers. In New Jersey, the company has begun rate recovery of approximately $8.2 million of such costs and recovery of an additional $1.7 million is currently pending NJBPU approval. With respect to costs that may be associated with the MGP properties located outside the state of New Jersey, the company intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. However, the company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

 Acquisition of Norcom, Inc.  As discussed in Note 4 of the Notes to the Consolidated Financial Statements, on March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom, including approximately 4,000 customer accounts.  The agreement provided that NUI Telecom assumed management control of the business of Norcom effective March 1, 2002. Accordingly, the revenues and expenses of Norcom have been consolidated as of that date.

On August 28, 2002, the company completed the transaction, subject to post-closing adjustments. The purchase price totaled approximately $5.2 million and included the issuance of 216,039 shares of NUI common stock. Norcom is a provider of telecommunications services in the Northeast and Southeast regions of the United States and its customer accounts and has been combined with the company's NUI Telecom subsidiary.

Acquisition of Telcorp, Ltd. As discussed in Note 5 of the Notes to the Consolidated Financial Statements, on May 31, 2002, the company entered into an agreement to acquire certain assets of Telcorp, Ltd. (Telcorp).  In addition, the company entered into a letter agreement with Telcorp, which provides that NUI Telecom assumed management control of the business effective April 1, 2002.  Accordingly, the revenues and expenses of Telcorp have been consolidated as of that date.

On September 1, 2002, the company completed its acquisition of certain assets of Telcorp, subject to post-closing adjustments. The initial payment totaled approximately $3.4 million in cash, and the purchase price when finalized is expected to range between $5 million and $9 million. Telcorp is a non-facilities-based reseller that provides a suite of advanced voice and data services to large and small businesses and its customer accounts and has been combined with the company's NUI Telecom subsidiary.

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

Acquisition of Virginia Gas Storage Company (VGSC) and Virginia Gas Distribution Company (VGDC). At the time VGC was acquired, it had two 50 percent owned subsidiaries, VGSC and VGDC. On October 4, 2001, the company completed its acquisition of the remaining 50 percent interests in each of VGSC and VGDC from the two individuals that each owned 25 percent of the stock of both companies. Under terms of the agreements entered into with those two individuals in June 2001, the company paid each owner $750,000 and issued to each owner 72,324 shares of NUI Common Stock in exchange for each owner's stock in both VGSC and VGDC. The acquisition was accounted for as a purchase. The fair value of the net assets was equal to the purchase price.

Sale of Virginia Gas Propane and Company Sale of Virginia Gas Exploration Company and Virginia Gas Marketing Company. On October 11, 2001, the company sold the capital stock of Virginia Gas Propane Company, a subsidiary of VGC, to Heritage Holdings, Inc. The sales price was approximately $3.8 million.

On March 1, 2002, the company sold the capital stock of Virginia Gas Exploration Company and Virginia Gas Marketing Company, subsidiaries of VGC, to Appalachian Energy, Inc. The sales price was approximately $0.8 million.

Application of Critical Accounting Policies

 The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers Critical Accounting Policies to be those that could result in materially different financial statement results if the assumptions regarding application of accounting principles were different.  A description of the company's Critical Accounting Policies can be found in the company's Annual Report filed on Form 10-K for the year ended September 30, 2002. Other significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements-  "Summary of Significant Accounting Policies" of the company's Form 10-K. Recently issued accounting standards are also discussed in Note 12 of the Notes to the Consolidated Financial Statements- "New Accounting Standards."

Forward-Looking Statements

This document contains forward-looking statements. These statements are based on management's current expectations and information currently available, are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions; the volatility of natural gas prices; weather fluctuations; regulatory changes; competition from other providers of similar products; counterparty credit risk; access to capital markets; interest rate changes; and other uncertainties, all of which are difficult to predict and many of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," "will," "might," "estimate" and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise, except as required by securities laws.

For an additional discussion of factors that may affect the company's business and results of operations, see "Risk Factors" in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2002.

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

 NUI Energy Brokers uses derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins, and iii) to take advantage of market information and opportunities in the marketplace. These derivative instruments include forwards, futures, options and swaps. NUI Energy Brokers accounts for its trading activities in accordance with Emerging Issues Task Force Issue 98-10, by marking-to-market all trading positions. The majority of NUI Energy Brokers' positions are short-term in nature (up to 2 years) and can be readily valued using New York Mercantile Exchange settlement prices and those from several other well-established, third-party organizations.

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

The following schedule summarizes the changes in derivative assets and liabilities for the three-month period ended December 31, 2002 (in thousands). Amounts are shown net of valuation reserves.

Derivative assets at September 30, 2002	$30,441
Derivative liabilities at September 30, 2002	(852)
Fair value of contracts outstanding at September 30, 2002		$29,589

Contracts realized or settled during the period		(6,353)
Changes in fair value attributable to market pricing		7,958

Derivative assets at December 31, 2002	$31,557
Derivative liabilities at December 31, 2002	(363)
Fair value of contracts outstanding at December 31, 2002		$31,194

Changes in the fair value attributable to market pricing represents the changes in value of the company's unrealized mark-to-market net assets that relate to changes in commodity pricing, volatility of options on commodities, and other market related changes.

The following table summarizes the fair value of the contracts comprising the company's net derivative assets by maturity date (amounts in thousands):

	Fair Value of Contracts at Period-End
Source of Fair Value	Less than 1 Year	1-3 Years	4-5 Years	In Excess of 5 Years	Total

Prices actively quoted	$18,968	$1,191	$---	$---	$20,159
Prices provided by other external sources	1,443	192	(4)	---	1,631
Prices based on models and other valuation methods, net of valuation reserves	2,638	3,731	2,302	733	9,404
Total Fair Value of Contracts	$23,049	$5,114	$2,298	$733	$31,194

Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, Energy Brokers' VaR was $255,000 and $240,000 at December 31, 2002 and 2001, respectively. The average, high, and low value at risk for the quarter ended December 31, 2002 was $321,000, $686,000, and $22,000, respectively.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The company's Chief Executive Officer and Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"). Based on their evaluation as of the Evaluation Date, the Chief Executive and the Chief Operating Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

 Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which plaintiffs allege that the company and its president and chief executive officer violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003 and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation.  The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002.  The Company has learned of the Waltzer complaint through its investigation and has not been served in such action.  The plaintiffs are shareholders who assert claims on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, except for the Friedman and the Waltzer complaints, which assert a class period of July 26, 2001 to October 17, 2002.  Specifically, the plaintiffs allege that the company failed to disclose that it was experiencing problems with regard to increased costs in its telecommunications business; increased costs of insuring its medical benefits; a rise in bad debt from its customers; and a decline in the value of its pension plan assets.  The plaintiffs allege that these non-disclosed costs put a strain on the company's operating margins, and on October 18, 2002, caused the company to announce that it would sustain greatly reduced earnings for fiscal years 2002 and 2003.  Based upon these allegations, the plaintiffs allege claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934 (the Exchange Act), and seek unspecified monetary damages, pre- and post-judgment interest, attorneys' fees and experts' fees, costs, and any other available relief.   The parties have adjourned by stipulation the time for responsive pleadings to be filed to until thirty days after plaintiffs file and serve a consolidated amended complaint.  No discovery has yet occurred.  By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action and an Amended Consolidated Class Action Complaint is to be filed within 60 days of entry of the order.  Furthermore, on December 23, 2002, a law firm made a public announcement with respect to a lawsuit purportedly filed in the Southern District of New York on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002 against NUI Corporation and John Kean, Jr., alleging violations under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.  Specifically, the announcement alleges that the company knowingly or recklessly failed to properly record fixed cost expenses, accrue necessary pension expenses and reserve adequate amounts for its self-insured medical benefits in its quarterly financial statements.  At this time, the company has not been served with the purported complaint. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

The company is also involved in various other claims and litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

Item 6.    Exhibits and Reports on Form 8‑K

(a)           Exhibits

10.1              Note Purchase Agreement, dated August 20, 2001, for the issuance of $60 million of Senior Notes at interest rates ranging between 6.60 percent and 7.29 percent, with maturities from August 20, 2006 through August 20, 2011.

(b)            Reports on Form 8‑K

(1)          On October 18, 2002, the company filed a Current Report on Form 8-K dated October 18, 2002, under Items 5 and 7, announcing fiscal year 2002 earnings guidance and fiscal 2003 earnings outlook.

(2)          On October 29, 2002, the company filed a Current Report on Form 8-K dated October 29, 2002, under Item 5, announcing the amendment of the Credit Agreement, dated December 19, 2001, among the company, Fleet National Bank, as agent, PNC Bank National Association, as syndication agent, First Union National Bank, as documentation agent, and the other lenders named therein and the Credit Agreement dated December 19, 2001, among NUI Utilities, Inc., Fleet National Bank, as agent, PNC Bank National Association, as syndication agent, First Union National Bank, as documentation agent, and the other lenders named therein.

 SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUI CORPORATION
February 14, 2003	JOHN KEAN, JR. President and Chief Executive Officer
February 14, 2003	A. MARK ABRAMOVIC Sr. Vice President, Chief Operating Officer & Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Kean, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of NUI Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ John Kean, Jr.
President and
Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Mark Abramovic, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NUI Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ A. Mark Abramovic
 Chief Operating Officer and
Chief Financial Officer

(