Form 10-Q
period 2003-03-31
NUI CORP /NJ/
filed 2003-05-15
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

       X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes X     No

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2003: Common Stock, No Par Value: 16,021,360 shares outstanding.

Item 1. Financial Statements

NUI Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
		(Restated- see Note 2)		(Restated- see Note 2)
Operating Margins
Operating revenues	$262,787	$185,271	$447,205	$346,490
Less - Purchased gas and fuel	155,907	102,545	263,796	195,729
Cost of sales and services	11,294	7,291	22,434	13,492
Energy taxes	5,289	4,042	8,783	7,095
Total operating margins	90,297	71,393	152,192	130,174

Other Operating Expenses
Operations and maintenance	42,267	29,485	75,455	57,282
Restructuring costs	---	---	---	1,203
Depreciation and amortization	9,430	7,707	18,342	16,293
Taxes, other than income taxes	2,561	2,020	4,740	4,079
Total other income and expense	54,258	39,212	98,537	78,857

Operating Income	36,039	32,181	53,655	51,317

Other Income and Expense, net	244	190	659	497

Income from Continuing Operations before Interest and Taxes	36,283	32,371	54,314	51,814

Interest expense	4,821	5,598	10,129	11,139

Income from Continuing Operations Before Income Taxes	31,462	26,773	44,185	40,675

Income taxes	13,034	11,353	18,141	17,263

Income from Continuing Operations Before Effect of Change in Accounting	18,428	15,420	26,044	23,412

Discontinued Operations
Loss from discontinued operations	(682)	(2,600)	(1,455)	(2,226)
Income tax benefit	(276)	(1,016)	(588)	(898)
Loss from Discontinued Operations	(406)	(1,584)	(867)	(1,328)

Income before Effect of Change in Accounting	18,022	13,836	25,177	22,084

Effect of change in accounting (net of tax benefit of $4,080 in 2003 and $9,500 in 2002)	(5,869)	---	(5,869)	(17,642)

Net Income	$12,153	$13,836	$19,308	$ 4,442

Income from Continuing Operations Per Share of Common Stock	$ 1.15	$ 1.08	$ 1.62	$ 1.66
Net Income Per Share of Common Stock	$ 0.76	$ 0.97	$ 1.20	$ 0.32

Dividends Per Share of Common Stock	$ 0.245	$ 0.245	$ 0.49	$ 0.49

Weighted Average Number of Shares of Common Stock Outstanding	16,072,702	4,217,626	16,048,767	14,069,297

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2003 (Unaudited)	September 30, 2002 (*)
ASSETS
Current Assets
Cash and cash equivalents	$89,517	$4,247
Accounts receivable (less allowance for doubtful accounts of $9,668 and $5,192, respectively)	182,695	83,611
Accounts receivable from affiliated companies	7,210	---
Fuel inventories, at average cost	8,656	37,390
Unrecovered purchased gas costs	35,545	26,756
Derivative assets	22,531	22,540
Federal income tax receivable	---	7,819
Prepayments and other	17,885	33,738
	364,039	216,101
Property, Plant and Equipment
Property, plant and equipment, at original cost	948,352	945,901
Accumulated depreciation and amortization	(314,665)	(304,055)
Unamortized plant acquisition adjustments, net	13,950	14,484
	647,637	656,330

Funds for Construction Held by Trustee	2,056	3,884
Investment in Saltville Storage, LLC	20,009	---
Other Investments	147	117
Assets Held For Sale	---	15,879

Other Assets
Regulatory assets	62,330	75,845
Long-term portion of derivative assets	4,602	7,901
Goodwill	19,322	19,126
Other assets	44,585	46,109
	130,839	148,981
	$1,164,727	$1,041,292

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$175,333	$128,690
Notes payable	3,000	3,000
Current portion of long term debt and capital lease obligations	2,327	2,351
Accounts payable, customer deposits and accrued liabilities	172,117	125,484
Derivative liabilities	---	852
Federal income and other taxes	31,123	7,913
Current portion of deferred Federal income taxes	9,852	18,738
	393,752	287,028
Other Liabilities
Capital lease obligations	10,312	10,743
Deferred federal income taxes	56,467	63,150
Liabilities held for sale	---	951
Unamortized investment tax credits	3,655	3,948
Environmental remediation reserve	33,505	33,852
Regulatory and other liabilities	56,088	44,351
	160,027	156,995
Capitalization
Common shareholders' equity	301,913	288,252
Long-term debt	309,035	309,017
	610,948	597,269
	$1,164,727	$1,041,292

*Derived from audited financial statements.
See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended March 31,
	2003	2002
		(Restated- see Note 2)
Operating Activities
Net income	$19,308	$4,442
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	18,358	16,812
Deferred Federal income taxes	(15,569)	(15,681)
Amortization of deferred investment tax credits	(293)	(220)
Non-cash adjustment to implement new accounting standard	9,949	27,142
Derivative assets and liabilities	817	(7,709)
Regulatory assets and liabilities	23,181	9,660
Other	4,974	(445)
Effect of changes in:
Accounts receivable, net	(99,084)	(71,234)
Accounts receivable from affiliates	(7,210)	---
Fuel inventories	28,734	47,984
Accounts payable, deposits and accruals	46,633	(20,694)
Under-recovered purchased gas costs	(7,863)	(7,724)
Prepaids and other	15,853	31,157
Regulatory assets and liabilities	(8,809)	(3,259)
Federal and state income taxes	31,029	18,055
Other	(2,209)	339
Net cash provided by operating activities	57,799	28,625

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	158	36,440
Dividends to shareholders	(7,876)	(6,860)
Funds for construction held by trustee, net	1,849	6,094
Principal payments under capital lease obligations	(1,281)	(1,030)
Net short-term borrowings (repayments)	46,643	(39,759)
Net cash provided by (used in) financing activities	39,493	(5,115)

Investing Activities
Cash expenditures for property, plant and equipment	(25,784)	(26,655)
Investment in Saltville Storage, LLC	(3,688)	---
Acquisitions, net of cash acquired	---	(666)
Changes in assets and liabilities held for sale	14,928	7,796
Other	2,522	(1,029)
Net cash used in investing activities	(12,022)	(20,524)

Net increase in cash and cash equivalents	$85,270	$ 2,986

Cash and Cash Equivalents
At beginning of period	$ 4,247	$ 2,601
At end of period	$89,517	$ 5,587

Supplemental Disclosures of Cash Flows
Income taxes paid (refunds received), net	$(2,992)	$ 3,691
Interest paid	$ 8,520	$11,826

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as "NUI," the "company," "we," "our," or "us").  NUI is a diversified energy company that is primarily engaged in the sale and distribution of natural gas, wholesale energy portfolio and risk management, retail energy sales and telecommunications.  NUI's local utility operations serve more than 367,000 customers in four states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, Elkton Gas (Maryland), and Virginia Gas Company (VGC).  The company sold its North Carolina Gas (NC) utility operation during September 2002, and sold its Valley Cities Gas and Waverly Gas (VCW) utility operations during November 2002. VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated businesses include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy portfolio and risk management subsidiary; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc., (UBS), a geospatial, billing and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a non-facilities-based telecommunications services subsidiary and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

As discussed in Note 8, for all periods presented, the company has classified the results of NC, VCW, NUI Environmental, and certain product lines of TIC as Discontinued Operations in the Consolidated Statement of Income. The assets and liabilities of these entities have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheet.

The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. With the exception of the adjustment to record the effect of a change in accounting discussed in Note 14, all adjustments made were of a normal recurring nature. The results of the three and six-month periods ended March 31, 2002 have been restated (see Note 2). The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

NUI is a holding company and is exempt from registration under the Public Utility Holding Company Act of 1935. NUI's wholly owned subsidiary, NUI Utilities, Inc. (NUI Utilities), is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. NUI Utilities includes the natural gas distribution and appliance business operations of Elizabethtown Gas Company, City Gas of Florida, and Elkton Gas. Certain subsidiaries of VGC are regulated by the Virginia State Corporation Commission. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the company's results for an entire year.

2.     Restatement of Prior Year Results

NUI has restated its fiscal 2000 and 2001 consolidated financial statements, as well as quarterly results for the first three quarters of fiscal 2002. Such restatements were reported in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The consolidated financial statements for the three and six month periods ended March 31, 2002 contained herein have been updated to reflect these restatements, as well as certain reclassifications described below. The restatement adjustments were required either to reflect the use of appropriate accounting methods or to reflect the correct recording of account balances. The following tables summarize the impact of these adjustments on the company's consolidated financial statements, as restated. Amounts contained in the "Results As Reclassified for EITF 02-03 and SFAS 144" include the amounts as originally reported and the required reclassifications due to the adoption of SFAS 144 (see Note 8) and the netting provision of EITF 02-03 (see Note 14).

NUI Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Three months ended March 31, 2002 Results as Reclassified for EITF 02-03 and SFAS 144	Adjustments	Legend	Three months ended March 31, 2002 As Restated
Operating Margins
Operating revenues	$185,295	$(24)	a	$185,271
Less- Purchased gas and fuel	102,631	(86)	b	102,545
Cost of sales and services	7,291	---		7,291
Energy taxes	4,042	---		4,042
	71,331	62		71,393

Other Operating Expenses
Operations and maintenance	28,869	616	c, d, e	29,485
Depreciation and amortization	7,707	---		7,707
Taxes, other than income taxes	2,020	---		2,020
Total operating expenses	38,596	616		39,212

Operating Income	32,735	(554)		32,181

Other Income and Expense, net	190	--		190

Income from Continuing Operations before Interest and Taxes	32,925	(554)		32,371

Interest expense	5,598	---		5,598

Income from Continuing Operations before Income Taxes	27,327	(554)		26,773

Income taxes	11,257	96	j	11,353

Income (loss) from Continuing Operations before Effect of Change in Accounting	16,070	(650)		15,420

Discontinued Operations
Loss from discontinued operations	(1,569)	(1,031)	f, i	(2,600)
Income tax benefit	(593)	(423)	j	(1,016)
Loss from Discontinued Operations	(976)	(608)		(1,584)

Net Income (loss)	$15,094	$(1,258)		$13,836
Net Income (loss) Per Share of Common Stock	$ 1.06	$ (0.09)		$ 0.97

See Legend descriptions that follow.

NUI Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Six months ended March 31, 2002 Results as Reclassified for EITF 02-03 and SFAS 144	Adjustments	Legend	Six months ended March 31, 2002 As Restated
Operating Margins
Operating revenues	$346,533	$(43)	a	$346,490
Less- Purchased gas and fuel	195,879	(150)	b	195,729
Cost of sales and services	13,492	---		13,492
Energy taxes	7,095	---		7,095
	130,067	107		130,174

Other Operating Expenses
Operations and maintenance	56,224	1,058	c, d, e	57,282
Restructuring charges	1,203			1,203
Depreciation and amortization	16,293	---		16,293
Taxes, other than income taxes	4,079	---		4,079
Total operating expenses	77,799	1,058		78,857

Operating Income	52,268	(951)		51,317

Other Income and Expense, net	497	--		497

Income from Continuing Operations before Interest and Taxes	52,765	(951)		51,814

Interest expense	11,139	---		11,139

Income from Continuing Operations before Income Taxes	41,626	(951)		40,675

Income taxes	17,043	220	j	17,263

Income (loss) from Continuing Operations before Effect of Change in Accounting	24,583	(1,171)		23,412

Discontinued Operations
Loss from discontinued operations	(1,955)	(271)	f, g, i	(2,226)
Income tax benefit	(745)	(153)	j	(898)
Loss from Discontinued Operations	(1,210)	(118)		(1,328)

Income (loss) before Effect of Change in Accounting	23,373	(1,289)		22,084

Effect of Change in Accounting	(21,359)	3,717	h	(17,642)

Net Income	$ 2,014	$2,428		$ 4,442
Net Income Per Share of Common Stock	$ 0.15	$ 0.17		$ 0.32

See Legend descriptions below.

Restatement Adjustment Legend (dollars in thousands):

a.     Recorded an adjustment to revenues of $19 in the first quarter and $24 in the second quarter in order to adjust the unrecorded gas costs balance to equal the underlying gas costs detail.

b.       Recorded an adjustment to purchased gas costs of $64 in the first quarter and $86 in the second quarter to record changes to mark-to-market transactions recorded by NUI Energy Solutions.

c.     Recorded an adjustment of $118 in each of the first two quarters to record rental expense for an operating lease on a straight-line basis. Previously, the company had recognized rent expense as paid on an operating lease.

d.     Recorded adjustments to the pension credit of $349 in the first quarter and $394 in the second quarter to adjust the pension credit as determined by the company's actuaries.

e.     Recorded an adjustment to expense certain previously deferred start-up costs related to various business projects of  $(25) in the first quarter and $104 in the second quarter.

f.      Recorded an adjustment to expense certain costs that had previously been deferred related to pending utility asset sales of  $(191) in the first quarter and $(49) in the second quarter.

g.     Recorded an adjustment to revenue of $686 in the first quarter to appropriately recognize revenue on certain TIC equipment sales, which were previously recognized prior to the completion of required installation obligations.

h.     Recorded an adjustment to the cumulative effect of a change in accounting for goodwill of $5,718 (net of taxes of $2,001) in the first quarter as a result of changes to TIC's goodwill recorded in fiscal 2001.

i.      Recorded an adjustment to expense previously deferred development costs related to NUI Environmental projects of $117 in the first quarter and $1,080 in the second quarter.

j.      Represents the income tax effects of all adjustments

3.     Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):

	March 31, 2003	September 30, 2002

Common stock, no par value	$287,600	$286,783
Shares held in treasury	(4,854)	(4,384)
Retained earnings	23,357	11,925
Unearned employee compensation	(3,413)	(4,949)
Accumulated other comprehensive loss	(777)	(1,123)
Total common shareholders' equity	$301,913	$288,252

4.       Acquisition of Norcom, Inc.

 On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom, Inc. (Norcom), including approximately 4,000 customer accounts.  The agreement provided for NUI Telecom to assume management control of Norcom as of March 1, 2002. Norcom had operating revenues of $3.9 million, and $7.6 million for the three and six months ended March 31, 2003, respectively, and $0.4 million and $0.8 million of operating income for the three and six months ended March 31, 2003, respectively. Norcom is a non-facilities-based provider of telecommunications services in the Northeast and Southeast regions of the United States and its customer accounts have been combined with the company's NUI Telecom subsidiary.

On August 28, 2002, the company completed its acquisition of Norcom, subject to post-closing adjustments. The purchase price totaled approximately $4.3 million and included the issuance of 216,039 shares of NUI common stock.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).
Cash	$ 653
Accounts receivable	1,166
Equipment	7
Intangible assets	2,160
Goodwill	2,403
Total assets acquired	6,389
Current liabilities	2,048
Total liabilities assumed	2,048
Net assets acquired	$4,341

The acquired intangible assets relate to customer relationships, which will be amortized over a 7-year period (see Note 7).

 5.     Acquisition of Telcorp, Ltd.

 On May 31, 2002, the company entered into an agreement to acquire certain assets of Telcorp, Ltd. (Telcorp), including approximately 700 customer accounts.  In addition, the company entered into a letter agreement with Telcorp, which provided that NUI Telecom assume management control of the business effective April 1, 2002.  Telcorp had operating revenues of $1.7 million and $3.4 million for the three and six months ended March 31, 2003, respectively, and $0.4 million and $0.8 million of operating income for the three and six months ended March 31, 2003, respectively. Telcorp is a non-facilities-based reseller that provides a suite of advanced voice and data services to large and small businesses and its customer accounts have been combined with the company's NUI Telecom subsidiary.

On September 1, 2002, the company completed its acquisition of Telcorp, subject to post-closing adjustments. The initial payment of the purchase price totaled approximately $3.5 million, and the remaining purchase price of approximately $3.8 million was paid during April 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Accounts Receivable	$ 832
Equipment	10
Intangible assets	3,060
Goodwill	397
Total assets acquired	4,299
Current liabilities	832
Total liabilities assumed	832
Net assets acquired	$3,467

The acquired intangible assets relate to customer relationships, which will be amortized over a 10-year period (see Note 7).

6.     Goodwill

 The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On October 1, 2001, the company adoptedStatement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The carrying value of goodwill for each of the company's subsidiaries is no longer subject to amortization, but must be tested for impairment annually or earlier under certain circumstances.

The changes in the carrying amount of goodwill (net of amortization) for the six months ended March 31, 2003, are as follows (in thousands):
	NUI Telecom	NUI Virginia Gas	TIC Enterprises	Total

Balance as of September 30, 2002	$7,585	$8,056	$3,485	$19,126
Additions to goodwill	196	---	---	196
Balance as of March 31, 2003	$7,781	$8,056	$3,485	$19,322

The following table sets forth the effect of SFAS 142 for the three and six-month periods ended March 31 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Reported net income	$12,153	$13,836	$19,308	$4,442
Add back: Transitional impairment loss (net of tax)	---	---	---	17,642
Net income	$12,153	$13,836	$19,308	$22,084

Basic Earnings per Share:
Reported net income	$0.76	$0.97	$1.20	$0.32
Add back: Transitional impairment loss (net of tax)	---	---	---	1.25
Net income	$0.76	$0.97	$1.20	$1.59

 *- As restated (see Note 2)

7.     Acquired Intangible Assets

 The company has acquired intangible assets, which are included in Other Assets on the Consolidated Balance Sheet at March 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization

Development rights	$2,200	$ (110)
Customer relationships	5,220	(307)
Total	$7,420	$(417)

 The aggregateamortization for the three and six months ended March 31, 2003, was approximately $172,000 and $344,000, respectively. Estimated annual amortization is expected to be approximately $688,000 for each fiscal year through September 30, 2007.

8.     Discontinued Operations

The company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. Accordingly, the revenues, costs and expenses, assets, liabilities, and cash flows of VCW, NC, NUI Environmental, and certain product lines of TIC have been segregated and reported as discontinued operations for all periods presented.

On May 15, 2002, the company agreed to sell the assets of its NC utility operation to Piedmont Natural Gas of North Carolina for approximately $24 million after post-closing adjustments. The transaction closed on September 30, 2002, after all regulatory approvals had been obtained. NC had operating revenues of $9.4 million, operating margins of $4.3 million, and operating income of $1.8 million that have been included in discontinued operations for the six months ended March 31, 2002.

On July 16, 2002, the company ceased the operations of its telephone equipment and United States Postal Service product lines of TIC. These product lines had operating revenues of $7.5 million, operating margins of $3.5 million, and operating losses of $3.9 million that have been included in discontinued operations for the six months ended
March 31, 2002.

During September 2002, the company approved a plan to sell its NUI Environmental subsidiary, at which time the company began to actively seek a buyer. NUI Environmental has not generated operating revenues as of yet, and incurred operating losses of $0.6 million and $1.3 million that have been included in discontinued operations for the six months ended March 31, 2003 and 2002, respectively.

9.     Earnings per Share

The following table summarizes the company's basic and diluted earnings per share calculations for the three and six-month periods ended March 31 (amounts are in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Income from continuing operations	$18,428	$15,420	$26,044	$23,412
Loss from discontinued operations	(406)	(1,584)	(867)	(1,328)
Effect of change in accounting	(5,869)	---	(5,869)	(17,642)
Net income	$12,153	$13,836	$19,308	$ 4,442

Weighted average shares outstanding	16,073	14,218	16,049	14,069

Earnings (loss) per share:
Income from continuing operations	$1.15	$1.08	$1.62	$1.66
Loss from discontinued operations	(0.02)	(0.11)	(0.05)	(0.09)
Effect of change in accounting	(0.37)	---	$0.37)	(1.25)
Net income	$0.76	$0.97	$1.20	$0.32

The company does not have dilutive shares as of March 31, 2003. Basic and diluted earnings per share for the three and six-month periods ended March 31, 2002 were the same.

*- As restated (see Note 2)

10.  Comprehensive Income

 The components of Comprehensive Income are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002*	2003	2002*

Net income	$12,153	$13,836	$19,308	$4,442

Other comprehensive income:
Derivatives qualifying as hedges, net	345	---	345	---
Total comprehensive income	$12,498	$13,836	$19,653	$4,442

*- As restated (see Note 2)

Accumulated other comprehensive income, included in Common Shareholders' Equity on the Consolidated Balance Sheet was ($777) at March 31, 2003, and ($1,123) at September 30, 2002. Included in the balance at March 31, 2003, was ($1,123) related to minimum pension liability (net of $780 in taxes) and $345 related to derivatives qualifying as hedges (net of $240 in taxes).

The derivative hedges described above cover various periods of time ranging from April 2003 to March 2004.

11.  Stock Options

 The company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The company has adopted those provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

Had employee compensation expense been recognized based on the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the company's net income and diluted earnings per share for the periods ended March 31 would have been as shown in the following table (in thousands, except for per share amounts).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002*	2003	2002*

Net income as reported	$12,153	$13,836	$19,308	$4,442
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(482)	(462)	(964)	(456)
Pro forma net income	$11,671	$13,374	$18,344	$3,986

Earnings per Share:
Basic & Diluted- as reported	$0.76	$0.97	$1.20	$0.32

Basic & Diluted- pro forma	$0.73	$0.94	$1.14	$0.28

*- As restated (see Note 2)

12.  Notes Payable to Banks

On February 12, 2003, the company and NUI Utilities each entered into a new revolving credit facility that replaced their respective previous credit facilities.  The company's new credit facility consists of a credit agreement that allows it to borrow up to approximately $38.1 million, and NUI Utilities' new credit facility consists of a credit agreement and a 364-day bridge loan, which allows NUI Utilities to borrow up to an aggregate of approximately $141.9 million.  The new credit agreements and the bridge loan agreement mature on February 11, 2004. The credit agreements may be extended in successive 364-day increments upon obtaining approval of all the respective lenders.  The company's credit agreement and NUI Utilities' credit agreement and bridge loan agreement require the company and NUI Utilities, respectively, to meet certain covenants and limitations as well as maintain certain financial ratios.  Included in these covenants are provisions that limit the ability of each of the company and NUI Utilities to incur future indebtedness, make capital expenditures above certain levels, enter into sale-leaseback transactions, pledge or sell assets, make acquisitions, merge and pay dividends on common stock, and prohibit the creation of guarantees (other than those in the normal course of business).  The company must maintain a fixed charge coverage ratio of not less than 1.50x and NUI Utilities must maintain a fixed charge coverage ratio of 1.75x. The company and NUI Utilities each must maintain leverage ratios of not more than 0.65 from March 1 through August 31 and not more than 0.70 from September 1 through February 28 (or 29, if applicable). In addition, if the amounts available under the NUI Utilities' credit agreement are increased, any borrowings under such increase first must be used to repay any amounts outstanding under the bridge loan agreement.  The NUI Utilities' credit agreement and bridge loan agreement also limit the payment of dividends from NUI Utilities to the company to not more than $100 million.  The company and NUI Utilities repaid all of the borrowings outstanding under their prior credit facilities aggregating $195 million from the borrowings under the company's and NUI Utilities' new credit agreements, NUI Utilities' bridge loan agreement and cash on hand.

At March 31, 2003, aggregate outstanding borrowings under the company's credit agreements were $175.3 million with a combined weighted average interest rate of 4.4 percent. Unused amounts under the credit agreements at March 31, 2003, were approximately $4.7 million.  Also, as of March 31, 2003, approximately $79.3 million of cash was held as short-term investments, a substantial portion of which was being held toward repayment of short-term borrowings under the credit agreements.

The weighted average daily amounts of outstanding borrowings under the credit agreements and the weighted average interest rates on those borrowings were $156.5 million at 2.7 percent for the six-month period ended March 31, 2003, and $199.5 million at 1.5 percent for the six-month period ended March 31, 2002.

 13.  Contingencies

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. A subsidiary of VGC and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC (LLC).  VGC received final regulatory approvals during January 2003 and contributed certain storage assets valued at approximately $16.3 million to the LLC. DEGT has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose.  To the extent the LLC determines it needs additional funding (which decision can only be made jointly by the company and DEGT), the company and DEGT are obligated to fund the development of the LLC equally.

The company currently estimates its share of future funding needs to be approximately $18.3 million in fiscal 2003, $7.3 million in fiscal 2004, $0.8 million in fiscal 2005, $0.7 million in fiscal 2006, and $0.8 million in fiscal 2007. The company is exploring various options to satisfy its funding requirements for the joint venture during fiscal 2003, including a long-term (12 to 15 year) capital lease with a bank for a compressor station.

Guarantees. The company has guarantees of approximately $323 million to 76 counterparties as of March 31, 2003, in support of NUI Energy Brokers' trading activities. These guarantees are necessary to facilitate trading with a broad group of potential counterparties, although typically NUI Energy Brokers uses only a fraction of the issued guarantees at any given time. Further, since NUI Energy Brokers has netting agreements in place with most of its counterparties, the guarantees would apply only to net balances owed to its respective counterparties with which it has such agreements. As of March 31, 2003, the amount covered by outstanding guarantees was approximately $53.3 million and the net balance owed under these guarantees was approximately $32.7 million.

NUI Telecom has a contract with a service provider, which guarantees that NUI Telecom will purchase a minimum of $400,000 of services monthly through February 2004. The guarantee was necessary to support NUI Telecom's purchase of capacity to use in the provision of telecommunications services. The penalty for purchasing less than that amount is 25 percent of each dollar below $400,000. NUI Telecom has historically purchased services in excess of $400,000 from the service provider, and accordingly has not recorded any additional amounts owed in order to satisfy the guarantee at March 31, 2003.

 Environmental Matters. The company owns, or previously owned, certain properties located in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland on which manufactured gas plants (MGP) were operated by the company or by other parties in the past. In New Jersey, the company is currently conducting remedial activities at such properties with oversight from the New Jersey Department of Environmental Protection and anticipates the initiation of such activities in the state of North Carolina within the next five years.  Although the actual cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded a total reserve forenvironmental investigation and remediation costs of approximately $33.5 million, which the company believes is the probable minimum amount that the company may expend over the next 30 years.  Of this reserve, approximately $29.9 million relates to remediation of the New Jersey MGP properties and approximately $3.6 million relates to MGP properties located outside the state of New Jersey.

The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the New Jersey Board of Public Utilities (NJBPU) to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1.7 million in environmental costs incurred between July 1, 2000, and June 30, 2002, is currently pending NJBPU approval. Accordingly, the company has recorded a regulatory asset of approximately $36.0million as of March 31, 2003, reflecting the future recovery of both incurred costs and future environmental remediation liabilities in the state of New Jersey.  The company has also been successful in recovering a portion of MGP remediation costs incurred in New Jersey from the company's insurance carriers and continues to pursue additional recovery.  With respect to costs associated with the MGP properties located outside New Jersey, the company is currently pursuing or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. Although the company has been successful in recovering a portion of MGP remediation costs incurred outside New Jersey from the company's insurance carriers, the company is not able to express a belief as to the success of any additional recovery efforts. The company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Amendment of Note Purchase Agreement. In January 2003, the company became aware that it was in technical default under certain covenants contained in its Note Purchase Agreement dated as of August 20, 2001. On January 24, 2003, the company obtained a 30-day waiver of certain covenant violations contained in the Note Purchase Agreement from the holders of the notes (the noteholders). The covenants consisted of the minimum fixed charge coverage ratio, restrictions on the ability to enter into sale and leaseback transactions, entering into agreements imposing restrictions on subsidiaries' ability to pay dividends to the company and make advances to and investments in the company, and the requirement that the company deliver certain financial information and statements of cash flows to the noteholders. Prior to obtaining the waiver, the company was in technical default under the Note Purchase Agreement during fiscal 2002.

On February 20, 2003, the company and the noteholders amended the Note Purchase Agreement for the purpose of curing all the technical defaults. The amended agreement contained certain provisions that were subject to the approval of, or required action by, the banks participating in the company's $38.1 million 364-day credit facility. These provisions were: 1) the approval by the banks of an increase in the interest rate under each of the senior notes of 50 basis points (or 0.50 percent), 2) the approval by the banks of the execution by certain of the company's non-regulated subsidiaries (the "non-restricted subsidiaries" as defined in the company's bank credit facility) of guarantees (the senior note guarantees) of prompt payment when due of the indebtedness under the senior notes issued pursuant to the Note Purchase Agreement, and 3) the execution by the banks of an Inter-creditor Agreement, reasonably satisfactory to the banks and noteholders, providing for the pro-rata sharing by the lenders and the noteholders of any proceeds received by any of the lenders under any of the bank guarantees or the senior note guarantees. The amendment also provided for the establishment of a "Priority Indebtedness" covenant requiring the company to maintain a ratio of "priority debt" (all indebtedness of the company secured by liens plus all indebtedness of the restricted subsidiaries, as defined in the agreement) to consolidated assets of not more than 50 percent.

On March 31, 2003, the company and the banks amended the company's 364-day credit facility to approve the interest rate change with respect to the senior notes, to approve the guarantee by the non-restricted subsidiaries of the prompt payment when due of the indebtedness under the senior notes, and to approve the execution of the Inter-creditor Agreement referenced above. This amendment to the company's credit facility also provided for a new pricing grid, which increased the company's cost of borrowing under the credit facility of 25 basis points (0.25 percent).

In addition, on April 1, 2003, the company and the noteholders amended the Note Purchase Agreement to reflect the above changes and to make certain clarifying language amendments.

Agreement to Acquire Assets of Norcom Agency Sales, Inc. On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom Agency Sales, Inc. (NAS). The agreement provides for the company to pay the seller, Norcom, a purchase price equal to a multiple of total sales to new customers obtained by NAS as agent for NUI Telecom during the period April 1, 2002, through October 31, 2003. The multiple to be paid will be determined based on the actual new customer revenues generated by NAS for the month of October 2003, and is subject to post-closing adjustments.

The purchase price will be paid in NUI common stock. The number of shares of NUI common stock to be issued will be determined by dividing the total purchase price by the average closing price of NUI's common stock for the first 20 of the 25 consecutive trading days immediately preceding October 31, 2003. The company expects to close on this transaction in or around February 2004.

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $53.3 million annually.  The company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the company.  Management believes the outcome of these actions will not have a material adverse effect on the company's results.  The company also is committed to purchase from multiple suppliers, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 billion cubic feet (Bcf) per year or to pay certain costs in the event the minimum quantities are not taken. During the fiscal year ended September 30, 2002, the company's continuing utility operations purchased a total of 36.0 Bcf, and accordingly the company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Other. Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and its president and chief executive officer violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003 and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation.  The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 12, 2003, and responsive pleadings are to be filed thirty days thereafter. No discovery has yet occurred. The Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company, its president and chief executive officer, and its chief financial officer. Specifically, the Amended Complaint alleges that the defendants (i) failed to disclose material facts that would impair the company's current and future earnings, including (a) the allegedly accurate amount and explanation of the company's bad debts, (b) a purportedly illegal practice by the company in "re-terminating" intrastate calls, (c) alleged accounting improprieties in connection with purportedly unearned revenue, and (d) allegedly inaccurate earnings per share information, and (ii) inflated the company's earnings materially by (a) allegedly making misleading statements concerning, and failing to properly record, bad debt costs, (b) allegedly attributing the company's rising costs to incorrect and immaterial factors, and (c) purportedly pursuing illegal telecommunications billing practices. The Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. Furthermore, on December 23, 2002, a law firm made a public announcement with respect to a lawsuit purportedly filed in the Southern District of New York on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002 against NUI Corporation and John Kean, Jr., alleging violations under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.  Specifically, the announcement alleges that the company knowingly or recklessly failed to properly record fixed cost expenses, accrue necessary pension expenses and reserve adequate amounts for its self-insured medical benefits in its quarterly financial statements.  At this time, the company has not been served with the purported complaint. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

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

In June 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10," (EITF 02-03). The purpose of EITF 02-03 is to address certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged (i.e., whether there is any profit at inception), and (c) additional disclosure requirements for energy trading activities. On October 25, 2002, the EITF reached a consensus on EITF 02-03 that changes the accounting for certain energy contracts. The main provisions of EITF 02-03 are as follows:

-       The EITF rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), which was the authoritative accounting followed by NUI Energy Brokers and NUI Energy. Pursuant to EITF 98-10, an entity accounted for energy contracts at fair value with changes in fair value recognized in earnings if the energy contract was determined to be part of an entity's trading activities. In contrast to EITF 98-10, EITF 02-03 prohibits mark-to-market accounting for energy-related contracts that do not meet the definition of a derivative under SFAS 133. Any contracts not meeting the definition of a derivative under SFAS 133 must be accounted for on the accrual basis.

-       The consensus applies immediately to non-derivative energy-related contracts executed after October 25, 2002.

-       The consensus applies to existing non-derivative energy-related contracts for fiscal periods beginning after December 15, 2002 (January 1, 2003 for NUI) and the cumulative effect of a change in accounting principle must be reported upon initial application.

-       The EITF minutes relating to EITF 02-03 indicate that an entity should not record unrealized gains or losses at the inception of derivative contracts unless the fair value of each contract in its entirety is evidenced by quoted market prices or other current market transactions for contracts with similar terms and counterparties.

-       The EITF reaffirmed that EITF 02-03 requires gains and losses on derivative energy trading contracts (whether realized or unrealized) to be reported as revenue on a net basis in the income statement.

The EITF deliberations and consensus on EITF 02-03 will not affect the company's cash flows. Additionally, the company continued to mark all existing energy-related contracts to market based on EITF 98-10 during the first quarter of fiscal 2003 prior to applying the new consensus. However, the consensus required NUI to record a cumulative effect adjustment to convert any contracts that did not meet the definition of a derivative under SFAS 133 to accrual accounting effective January 1, 2003.

The primary contracts that were affected as a result of applying the new consensus are the full requirements natural gas sales contracts associated with NUI Energy and a large natural gas storage contract within NUI Energy Brokers. However, the majority of NUI Energy Brokers' contracts are considered derivatives under SFAS 133 and continue to be marked-to-market through earnings. The cumulative effect adjustment to convert the contracts that did not meet the definition of a derivative under SFAS 133 to accrual accounting effective on January 1, 2003, was $9.9 million before taxes.

Additionally, in accordance with one of the provisions of EITF 02-03, the company has recorded the margins earned under the accounting guidance of EITF 98-10 by both NUI Energy Brokers and NUI Energy on a net basis. In previous periods, both NUI Energy Brokers and NUI Energy included both the cost of the purchased gas and the operating margin earned for all physical transactions within operating revenues on the Consolidated Statement of Income. For financial trades such as futures, options and swap transactions, NUI Energy Brokers and NUI Energy had historically recorded only the operating margin component, but within the purchased gas and fuel line item on the Consolidated Income Statement. The adoption of net-basis reporting has no effect on these transactions or cash flows other than to reclassify and present total margins earned within the operating revenues line item on the Consolidated Statement of Income. In accordance with the EITF, all prior periods have been reclassified to conform to this presentation. As a result of net-basis reporting, NUI reduced operating revenues and purchased gas and fuelline items by $89.3 million and $153.0 million for the three and six months ended March 31, 2002, respectively, with no changes to total operating margins.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no impact on the company's net income or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The company has included these disclosures under "Guarantees" in Note 13.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" (SFAS 148). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to such compensation. The company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and has provided the prominent disclosures required in Note 11.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that, by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company is currently evaluating the consolidation requirements with respect to its joint venture with Duke Energy (see Note 13).

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003. The company does not expect the adoption of this statement will have a material impact on the company's net income or financial position.

15.    Business Segment Information

The company's operations are organized and managed as three primary segments: Distribution Services, Energy Asset Management (formerly Wholesale Energy Marketing and Trading), and Retail and Business Services. The Distribution Services segment distributes natural gas in three states through the company's regulated utility operations, as well as engaging in appliance leasing, repair and maintenance operations and off-system gas sales. The Energy Asset Management segment reflects the operations of the company's NUI Energy Brokers and all of the VGC subsidiaries. The Retail and Business Services segment reflects the operations of the company's NUI Energy, UBS, and NUI Telecom subsidiaries, the network and wireless product lines of TIC, which are being managed by NUI Telecom.  The company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the company for the three and six-month periods ended March 31, 2003 and 2002. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation.  All of the company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2003	2002*	2003	2002*
Revenues:
Distribution Services	$231,827	$169,969	$397,448	$314,926
Energy Asset Management	17,187	5,778	21,426	15,547
Retail and Business Services	15,621	11,907	32,162	21,038
Intersegment Revenues	(1,848)	(2,383)	(3,831)	(5,021)
Total Revenues	$262,787	$185,271	$447,205	$346,490

Operating Margins:
Distribution Services	$68,469	$60,981	$120,010	$106,561
Energy Asset Management	16,622	5,600
20,567
				15,219
Retail and Business Services	5,511	6,098	12,484	11,089
Intersegment Operating Margins	(305)	(1,286)	(869)	(2,695)
Total Operating Margins	$90,297	$71,393	$152,192	$130,174

Pre-Tax Operating Income (Loss):
Distribution Services	$28,603	$31,415	$46,692	$46,773
Energy Asset Management	13,188	2,481	14,015	8,360
Retail and Business Services	(4,842)	76	(5,584)	(52)
Total Pre-Tax Operating Income	$36,949	$33,972	$55,123	$55,081

*- As restated (see Note 2)

A reconciliation of the company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2003	2002*	2003	2002*

Segment Pre-Tax Operating Income	$36,949	$33,972	$55,123	$55,081
Non-segment pre-tax operating income (loss)	(910)	(1,791)	(1,468)	(3,764)
Pre-Tax Operating Income	$36,039	$32,181	$53,655	$51,317

 *- As restated (see Note 2)
NUI Corporation and Subsidiaries Summary Consolidated Operating Data
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002*	2003	2002*
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$117,576	$94,809	$195,406	$168,904
Commercial	43,608	33,157	74,445	62,643
Industrial	2,561	2,531	5,330	5,084
Interruptible Sales	16,153	9,182	30,892	17,961
Unregulated Sales	46,058	23,682	71,806	51,273
Transportation Services	15,513	14,718	27,740	26,086
Customer Service, Appliance Leasing and Other	21,318	18,700	42,139	37,498
Total Revenues	262,787	196,779	447,758	369,449
Revenues by Discontinued Operations	---	(11,508)	(553)	(22,959)
Operating Revenues from Continuing Operations	$262,787	$185,271	$447,205	$346,490

Gas Sold or Transported (in MMcf)
Firm Sales:
Residential	12,106	9,560	19,813	15,955
Commercial	4,590	3,719	7,895	6,573
Industrial	423	382	656	687
Interruptible Sales	2,186	2,555	5,021	5,091
Unregulated Sales	25,561	30,942	58,292	57,493
Transportation Services	10,302	11,515	20,286	21,022
Total Gas Sold or Transported	55,169	58,672	111,964	106,821
Gas Sold or Transported by Discontinued Operations	---	(2,393)	(239)	(4,026)
Gas Sold or Transported by Continuing Operations	55,169	56,279	111,725	102,795

Average Utility Customers Served
Firm Sales:
Residential	340,913	356,030	347,271	356,763
Commercial	21,830	24,006	22,636	24,054
Industrial	186	264	263	264
Interruptible Sales	25	41	29	41
Transportation	4,122	4,033	4,199	4,088
Total Average Utility Customers Served	367,076	384,373	374,398	385,210
Average Utility Customers Served by Discontinued Operations	---	(20,573)	(6,548)	(20,706)
Average Utility Customers Served by Continuing Operations	367,076	363,800	367,850	364,504

Degree Days in New Jersey
Actual	2,860	2,116	4,688	3,423
Normal	2,529	2,715	4,242	4,527
Percentage variance from normal	13% colder	22% warmer	11% colder	24% warmer

Employees (period end)	1,114	1,420

*- As restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NUI Corporation included elsewhere herein and with the company's Annual Report on Form 10-K for the fiscal year ended
September 30, 2002.

Overview

The following discussion and analysis refers to NUI Corporation and its subsidiaries (collectively referred to as "NUI," the "company," "we," or "our"). The company is a diversified energy company that is primarily engaged in the sale and distribution of natural gas, wholesale energy portfolio and risk management, retail energy sales and telecommunications. Its local distribution operations provide natural gas and related services during fiscal 2003 to more than 367,000 customers in four states along the eastern seaboard of the United States and comprise Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, Elkton Gas (Maryland), and Virginia Gas (VGC). The company sold its North Carolina Gas (NC) utility operation during September 2002, and sold its Valley Cities Gas and Waverly Gas (VCW) utility operations during November 2002. VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated subsidiaries include NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy portfolio and risk management subsidiary; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial, billing and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a non-facilities based telecommunications services subsidiary; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary.

As of March 31, 2003, the company has classified NC, VCW, NUI Environmental, and certain product lines of TIC as discontinued operations (see Note 8 of the Notes to the Consolidated Financial Statements).

Results of Operations

Consolidated Review of Results of Operations

The following discussion is intended to provide an overview of consolidated results for the three and six-month periods ended March 31, 2003 and 2002. The results of operations for fiscal 2001 and 2000, as well as the first three quarters of fiscal 2002 have been restated (see Note 2 of the Notes to the Consolidated Financial Statements). Following this discussion is a more detailed overview of the results for NUI's three business segments.

Net Income.  NUI had net income of $12.2 million, or $0.76 per share, for the three months ended March 31, 2003, as compared to $13.8 million, or $0.97 per share, for the three months ended March 31, 2002.  The decrease in net income during the current three-month period was primarily due to the company's adoption of the provisions of EITF 02-03, which required the company to record a cumulative effect adjustment related to certain energy contracts of approximately $5.9 million (after-tax), or $0.37 share (see Note 14 of the Notes to the Consolidated Financial Statements). Partially offsetting this decrease were increases in income from continuing operations of approximately $3.0 million and reduced losses from discontinued operations of approximately $1.2 million (see separate discussions below).

NUI had net income of $19.3 million, or $1.20 per share, for the six months ended March 31, 2003, as compared to $4.4 million, or $0.32 per share, for the six months ended March 31, 2002. The increase in income during the current six-month period was primarily due to the company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," during the first quarter of the prior fiscal year, which resulted in a one-time, transitional impairment charge during the three months ended December 31, 2001, of $17.6 million (after-tax), or $1.25 per share (see Note 6 to the Notes to the Consolidated Financial Statements).  As previously discussed, the company was required to record a cumulative effect adjustment of approximately $5.9 million (after-tax) during the current fiscal year related to the adoption of EITF 02-03. During the six months ended March 31, 2003, the company had increased income from continuing operations of approximately $2.6 million and reduced losses from discontinued operations of approximately $0.5 million as compared to the same period during the prior fiscal year.

Income from Continuing Operations.  Income from continuing operations was $18.4 million, or $1.15 per share, for the three-month period ended March 31, 2003, compared with $15.4 million, or $1.08 per share, for the same period in fiscal 2002. The current three-month period increase is primarily due to higher operating margins at the company's Energy Asset Management segment as a result of unrealized margins by NUI Energy Brokers associated with gas supply procurement contracts related to forecasted sales by NUI Energy; increased margins due to weather that was 35 percent colder than the three-month period ended March 31, 2002, and additional margins which resulted from the base rate increase by the company's natural gas distribution company in New Jersey that went into effect on November 22, 2002; and increased margins by the company's telecommunications subsidiary.  These increases were partially offset by severance and other costs associated with exiting the company's retail energy marketing business, as well as increases in bad debts, pension, insurance, bank fees, medical and other operating expenses during the three-month period ended March 31, 2003.

The decrease in earnings per share for the three months ended March 31, 2003, as compared with the same period during the prior fiscal year, reflects the effect of dilution as a result of increased shares outstanding. DuringMarch 2002, NUI issued 1.725 million shares of its common stock for net proceeds of approximately $37.0 million, and also issued approximately 0.5 million shares of common stock related to certain acquisitions and benefit plans during fiscal 2002.

Income from continuing operations was $26.0 million, or $1.62 per share, for the six-month period ended March 31, 2003, compared with $23.4 million, or $1.66 per share, for the same period in fiscal 2002. The current six-month period increase is primarily due to increased operating margins due to weather that was 37 percent colder than the six-month period ended March 31, 2002; a base rate increase by the company's natural gas distribution company in New Jersey previously noted; unrealized margins associated with gas supply procurement contracts related to forecasted sales by NUI Energy; and increased margins by the company's telecommunications subsidiary. These increases were partially offset by severance and other costs associated with exiting the company's retail energy marketing business, as well as increases in bad debt reserves, pension, insurance, bank fees, medical and other operating expenses during the six-month period ended March 31, 2003.

Discontinued Operations.  After-tax losses from discontinued operations for the three months ended March 31, 2003, were $0.4 million, or $0.02 per share, compared to $1.6 million, or $0.11 per share during the prior fiscal year. The reduced losses during the fiscal 2003 quarter were primarily due to the closure of two product lines of TIC prior to the start of the current fiscal year. These product lines had losses of approximately $2.1 million for the three months ended March 31, 2002. The losses during the three-months ended March 31, 2003 relate to approximately $0.3 million of losses incurred by NUI Environmental and $0.1 million of post-closing adjustments related to the sale of Valley Cities Gas and Waverly Gas (see Note 8 of the Notes to the Consolidated Financial Statements).

After-tax losses from discontinued operations for the six months ended March 31, 2003, were $0.9 million, or $0.05 per share, compared to $1.3 million, or $0.09 per share during the prior fiscal year. The reduced losses during fiscal 2003 were primarily due to the closure of two product lines of TIC prior to the start of the current fiscal year. These product lines had losses of approximately $2.4 million for the six months ended March 31, 2002. These losses during the prior fiscal year were partially offset by $1.9 million of income from the NC and VCW utility operations, which were sold during September 2002 and November 2002, respectively. These utility operations incurred losses (including post-closing adjustments) of approximately $0.5 million for the six months ended March 31, 2003. NUI Environmental had losses of approximately $0.4 million and $0.8 million for the six month periods ended March 31, 2003 and 2002, respectively.

Business Segment Review of Results of Operations

The following is a discussion of the company's business segment results of operations and is presented based on Income from Continuing Operations before Interest and Taxes. Included in operations and maintenance expenses for each of NUI's business segments are allocations of corporate costs related to shared service functions such as human resources, accounting and information technology, which are allocated based on the company's cost allocation policy. In addition, the company has corporate operations that incurred operations and maintenance expenses of $0.6 million and $1.5 million for the three-month periods ended March 31, 2003 and 2002, respectively, and $0.9 million and $2.1 million for the six-month periods ended March 31, 2003 and 2002, respectively, principally related to the company's investment in various business ventures, which have not yet earned revenues. These costs are not allocated to our business segment results.

Distribution Services Segment

The company's Distribution Services segment distributes natural gas in three states through the company's regulated natural gas utility operations.  These operations are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). This segment also includes the company's appliance leasing, repair, maintenance operations and service business as well as off-system sales. The company recently sold three of its natural gas utility operations: NC was sold in September 2002, and VCW (New York and Pennsylvania operations) was sold in November 2002 (see Note 8 of the Notes to the Consolidated Financial Statements). The results for these operations are reflected in Discontinued Operations in the Consolidated Financial Statements for the three and six-month periods ended March 31, 2003 and 2002. The Income from Continuing Operations before Interest and Taxes results for the segment is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002*	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002*
Operating Revenues	$231,827	$169,839	$397,448	$314,342
Purchased Gas and Fuel	155,643	102,794	263,477	196,219
Cost of sales and services	2,426	2,022	5,178	4,467
Energy Taxes	5,289	4,042	8,783	7,095
Operating Margins	68,469	60,981	120,010	106,561
Operating Expenses:
Operations & Maintenance Expenses	29,914	21,158	54,160	42,652
Depreciation & Amortization	8,051	6,862	15,720	14,116
Taxes Other than Income	1,901	1,546	3,438	3,020
Total Operating Expenses	39,866	29,566	73,318	59,788
Other Income & Expense	165	117	317	107
Income from Continuing Operations before Interest and Taxes	$28,768	$31,532	$47,009	$46,880

 *- As restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Operating Revenues. Operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses utilized by the company's utility operations.  Such clauses enable the company to pass through to its utility customers, via periodic adjustments during the year to customers' bills, changes in costs incurred by the company for purchased gas without affecting operating margins. These purchased gas adjustments are authorized by regulatory authorities in the states in which the company operates. Since the company's utility operations do not earn a profit on the sale of the gas commodity, the company's level of regulated operating revenues is not necessarily indicative of financial performance.

Distribution Services operating revenues increased by $62.0 million, or 36 percent, to $231.8 million during the three months ended March 31, 2003, as compared to $169.8 million in the same period in fiscal 2002. The increase in revenues was primarily attributable to the result of weather in New Jersey that was 13 percent colder than normal and 35 percent colder than the same period in fiscal 2002, the effect of a base rate increase in New Jersey, which went into effect on November 22, 2002 (see Regulatory Matters), increased off-system sales as a result of higher natural gas prices, and customer growth.

Distribution Services operating revenues increased by $83.1 million, or 26 percent, to $397.4 million during the six months ended March 31, 2003, as compared to $314.3 million in the same period in fiscal 2002. The increase in revenues was primarily attributable to the result of weather in New Jersey that was 11 percent colder than normal and 37 percent colder than the same period in fiscal 2002, the effect of a rate increase in New Jersey referred to above, increased off-system sales, and customer growth, consistent with the quarterly changes previously noted.

Operating Margins. Operating margins increased by $7.5 million, or 12 percent, to $68.5 million for the three months ended March 31, 2003, as compared to $61.0 million in the same period in fiscal 2002. Of the factors previously discussed in operating revenues, the operating margin impact of the colder weather contributed approximately $2.9 million, the rate increase contributed approximately $4.1 million, and new customers contributed approximately $0.5 million. Total operating margins from off-system gas sales were $0.5 million for the three months ended March 31, 2003, compared to $0.4 million for the same period in fiscal 2002. The company has a weather normalization clause in its New Jersey tariff, which is designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $4.0 million lower and $4.4 million higher in the fiscal 2003 and 2002 periods, respectively, than they otherwise would have been without such clauses. Historically, the company's weather normalization clause in New Jersey was based on a 30-year weather average and did not fully protect the company from the adverse impacts of warm weather. As a result of the new base rate increase referred to above, the weather normalization clause was adjusted to a 20-year weather average to better reflect current weather trends and should provide more stability of operating results and improved cash flows for NUI's New Jersey utility throughout fiscal 2003.

Operating margins increased by $13.4 million, or 13 percent, to $120.0 million for the six months ended March 31, 2003, as compared to $106.6 million in the same period in fiscal 2002. Of the factors previously discussed in operating revenues, the operating margin impact of the colder weather contributed approximately $6.1 million, the rate increase contributed approximately $5.8 million, and new customers contributed approximately $1.5 million. Total operating margins from off-system gas sales were $0.8 million for each of the six months ended March 31, 2003 and 2002. As a result of weather normalization clauses, operating margins were approximately $4.8 million lower and $8.0 million higher in the fiscal 2003 and 2002 periods, respectively, than they otherwise would have been without such clauses. With the exception of demand caused by changes in weather, the company does not anticipate any significant improvement in the economic outlook for natural gas sales in this segment for the remainder of fiscal 2003.

Operating Expenses. Operations and maintenance expenses increased by $8.8 million, or 41 percent, to $29.9 million for the three months ended March 31, 2003, as compared with $21.1 million in the same period in fiscal 2002. This was mainly due to increases in bad debt expenses (approximately $2.0 million), pension expenses due to lower discount rate and asset return assumptions (approximately $0.6 million), labor costs related to wage increases and additional personnel (approximately $1.0 million), costs for utility programs such as energy conservation and customer education (approximately $1.3 million), insurance costs for general liability (approximately $0.4 million), materials and supplies costs used by the appliance operations (approximately $0.3 million), as well as increased allocated corporate expenses such as auditing, legal and bank fees (approximately $2.9 million).

Depreciation and amortization expense increased to $8.1 million for the three months ended March 31, 2003, as compared to $6.9 million in the same period in fiscal 2002, as a result of additional plant-in-service.

Operations and maintenance expenses increased by $11.5 million, or 27 percent, to $54.2 million for the six months ended March 31, 2003, as compared with $42.7 million in the same period in fiscal 2002. This was mainly due to increases in bad debt expenses (approximately $2.1 million), pension expenses due to lower discount rate and asset return assumptions (approximately $2.0 million), labor costs related to the rate case, wage increases, and additional personnel (approximately $2.0 million), costs for utility programs such as energy conservation and customer education (approximately $1.3 million), insurance costs for general liability (approximately $0.4 million), materials and supplies costs used by the appliance operations (approximately $0.6 million), as well as increased allocated corporate expenses (approximately $2.8 million).

Because of the increase in operating revenues due to the colder than normal weather discussed earlier, the company has had increased exposure to bad debts during fiscal 2003. This could have an adverse effect on operating results for this segment for the remainder of the fiscal year. The company also anticipates increased costs related to pension expense, insurance costs and allocated corporate expenses resulting from additional auditing, legal, and treasury expenses, as well and other costs incurred by the company associated with fulfilling the requirements of the Sarbanes-Oxley Act of 2002 during the remainder of fiscal 2003.

Depreciation and amortization expense increased to $15.7 million for the six months ended March 31, 2003, as compared to $14.1 million in the same period in fiscal 2002, as a result of additional plant-in-service.

Energy Asset Management Segment

The Energy Asset Management segment (formerly Wholesale Energy Marketing and Trading) includes the operations of the company's NUI Energy Brokers subsidiary, and the distribution, storage and pipeline operations of VGC. Off-system gas sales, which were previously included in this segment, have been included within the Distribution Services segment.

(Dollars in thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002*	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002*
Operating Revenues	$17,041	$5,350	$20,886	$14,729
Purchased Gas and Fuel	264	(250)	319	(490)
Operating Margins	16,777	5,600	20,567	15,219
Operating Expenses:
Operations & Maintenance Expenses	2,804	2,445	4,996	5,375
Depreciation & Amortization	591	603	1,162	1,292
Taxes Other than Income	194	71	394	192
Total Operating Expenses	3,589	3,119	6,552	6,859
Other Income & Expense	98	62	235	362
Income from Continuing Operations before Interest and Taxes	$13,286	$2,543	$14,250	$8,722

*- As restated (see Note 2 of the Notes to the Consolidated Financial Statements)

 Operating Revenues. As further discussed in Note 14 of the Notes to the Consolidated Financial Statements, operating revenues for NUI Energy Brokers and NUI Energy (see below) have been restated for fiscal years 2000-2002 as a result of adopting a provision in the Emerging Issues Task Force (EITF) Opinion 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10," which requires that all energy companies that follow the accounting under EITF 98-10 reflect their operating revenues on a net basis. In previous periods, NUI Energy Brokers included both the cost of purchased gas and the operating margin earned on all of its physical energy transactions (physical volumes of gas bought and sold to third parties) in operating revenues and classified the cost of that gas as a component of purchased gas and fuel on the Consolidated Statement of Income. Historically, NUI Energy Brokers had recorded only the operating margin component for all of its financial trades (futures, options, swaps) and had classified these amounts as a component of purchased gas and fuel on the Consolidated Income Statement. Adopting the netting provision of EITF 02-03 had no net effect on these transactions other than to reclassify them and to present total margins earned as operating revenues rather than purchased gas and fuel. As a result of net-basis reporting, NUI reduced operating revenues and purchased gas and fuel line items by $51.7 million and $87.3 million for the three and six month periods ended March 31, 2002, respectively, with no change to total operating margins.

Energy Asset Management operating revenues increased approximately $11.7 million, or 219 percent, to $17.0 million for the three months ended March 31, 2003, as compared to $5.3 million in the same period in fiscal 2002. The increase was primarily due to unrealized margins recorded by NUI Energy Brokers associated with gas supply procurement contracts related to forecasted sales by NUI Energy (approximately $6.3 million), increased operating margins from trading activities due to increased volatility during the current three month period as compared to the prior fiscal year period (approximately $3.3 million), and realized contracts during the current three-month period by NUI Energy Brokers that had been reversed under the provisions of EITF 02-03 and recorded as the effect of a change in accounting (approximately $1.4 million). The operating revenues of VGC increased approximately $0.3 million as a result of higher operating revenues by its distribution company due to an increase in the cost of natural gas during the three months ended March 31, 2003 as compared to the same period in fiscal 2002.

Operating revenues increased approximately $6.2 million, or 42 percent, to $20.9 million for the six months ended March 31, 2003, as compared to $14.7 million in the same period in fiscal 2002. The increase was due to the approximately $6.3 million of unrealized margins recorded by NUI Energy Brokers associated with gas supply procurement contracts previously noted and improved margins from asset management opportunities for the current six-month period, as compared to the same period in fiscal 2002 (approximately $2.0 million).  Partially offsetting these increases was a significant reduction in the mark-to-market valuation of a large storage contract in the NUI Energy Brokers portfolio (approximately $3.8 million).  Also offsetting the increase in the current fiscal year period was the effect of adopting the provisions of EITF 02-03 on October 25, 2002, which required the company to account for energy contracts not falling under the provisions of SFAS 133 on an accrual basis rather than mark-to-market accounting of such non-derivative contracts (see Note 14 of the Notes to the Consolidated Financial Statements). The operating revenues of VGC increased approximately $0.5 million as a result of higher operating revenues by its distribution company due to an increase in the cost of natural gas during the six months ended March 31, 2003, as compared to the same period in fiscal 2002.

Operating Margins. Operating margins increased approximately $11.2 million, or 200 percent, to $16.8 million for the three months ended March 31, 2003, as compared to $5.6 million in the same period in fiscal 2002. Because operating revenues for NUI Energy Brokers are recorded net of gas costs, the increase in operating margins is primarily attributable to the effects of the factors discussed above regarding operating revenues. As further discussed in Note 14 of the Notes to the Consolidated Financial Statements, the company adopted the full provisions of EITF 02-03 on January 1, 2003.

Operating margins increased approximately $5.4 million, or 35 percent, to $20.6 million for the six months ended March 31, 2003, as compared to $15.2 million in the same period in fiscal 2002. This increase was primarily attributable to the effects of the factors discussed above regarding operating revenues. While natural gas prices have begun to increase and volatility has increased, market conditions in the energy trading industry have been dampened due to fewer creditworthy trading partners. The company anticipates credit issues in the industry will continue throughout fiscal 2003, which may decrease or limit the growth in operating margins for NUI Energy Brokers. Also, the recent downgrades of the company's credit ratings (see Liquidity and Capital Resources) could increase the collateral requirements of NUI Energy Brokers, as well as adversely affect the willingness of counterparties to enter into transactions, which may decrease operating margins for the remainder of fiscal 2003. The effect of EITF 02-03 on the accounting for NUI Energy Brokers' operating margins for the fiscal year is estimated to be a decrease of approximately $1.0 million.

Operating Expenses. Operating and maintenance expenses increased by approximately $0.4 million during the three months ended March 31, 2003, as compared to the same period in fiscal 2002 due to increases in pension costs previously discussed (approximately $0.1 million), employee benefit expenses (approximately $0.3 million), insurance costs for general liability (approximately $0.1 million), as well as increased allocated corporate expenses (approximately $0.2 million). These increases were partially offset by reduced labor costs for commissions for NUI Energy Brokers (approximately $0.1 million) and general cost reductions undertaken by VGC (approximately $0.2 million).

Operating and maintenance expenses decreased by approximately $0.4 million during the six months ended March 31, 2003, as compared to the same period in fiscal 2002 due to reduced labor and commissions for NUI Energy Brokers (approximately $0.4 million), general cost reductions related to subsidiaries disposed of by VGC (approximately $0.8 million), and reduced bank fees (approximately $0.2 million).  These reductions were partially offset by increases in pension costs (approximately $0.3 million), employee benefit expenses (approximately $0.3 million), insurance costs for general liability (approximately $0.2 million), as well as increased allocated corporate expenses (approximately $0.2 million).

As previously noted, the company anticipates increased costs related to pension expense, insurance costs and allocated corporate expenses resulting from additional auditing, legal, and treasury expenses, as well and other costs incurred by the company associated with fulfilling the requirements of the Sarbanes-Oxley Act of 2002 during the remainder of fiscal 2003.

Retail and Business Services Segment

The Retail and Business Services segment includes the operations of the company's NUI Telecom, UBS and NUI Energy subsidiaries, as well as the operations of the network services and wireless divisions of TIC.

(Dollars in thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002*	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002*
Operating Revenues	$13,919	$10,082	$28,871	$17,419
Cost of sales and services	8,868	5,269	17,256	9,025
Operating Margins	5,051	4,813	11,615	8,394
Operating Expenses:
Operations & Maintenance Expenses	8,928	4,352	15,374	7,207
Depreciation & Amortization	768	222	1,420	851
Taxes Other than Income	197	163	405	388
Total Operating Expenses	9,893	4,737	17,199	8,446
Other Income & Expense	(1)	---	32	6
Income from Continuing Operations before Interest and Taxes	$(4,843)	$76	$(5,552)	$(46)

*- As restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Operating Revenues. Retail and Business Services operating revenues increased by approximately $3.8 million, or 38 percent, to $13.9 million for the three months ended March 31, 2003 from $10.1 million in the same period in fiscal 2002. This increase was primarily due to increased revenues by NUI Telecom of approximately $5.5 million due to the acquisitions of Norcom in March 2002 (see Note 4 of the Notes to the Consolidated Financial Statements) and Telcorp in April 2002 (see Note 5 of the Notes to the Consolidated Financial Statements), and customer growth. Norcom and Telcorp contributed $3.9 million and $1.7 million of operating revenues, respectively, during the three-months ended March 31, 2003, compared to $1.1 million for Norcom during the same period in fiscal 2002. Operating revenues of UBS during the three months ended March 31, 2003 were consistent with fiscal 2002. The operating revenues of NUI Energy decreased approximately $1.7 million for the three months ended March 31, 2003 as compared with the same period in the prior fiscal year due to reduced volume of new contracts as the company sought to reduce its exposure to the retail energy marketing business and the continuing effects of adopting the provisions of EITF 02-03 on October 25, 2002. NUI Energy's revenues have been reflected on a net basis for the three and six-month periods ended March 31, 2002 due to the adoption of the netting provisions of EITF 02-03.

Operating revenues increased by approximately $11.5 million, or 66 percent, to $28.9 million for the six months ended March 31, 2003 from $17.4 million in the same period in fiscal 2002. This increase was primarily due to increased revenues by NUI Telecom of approximately $12.5 million due to the acquisitions previously noted of Norcom and Telcorp, and customer growth. Norcom and Telcorp contributed $7.6 million and $3.4 million of operating revenues, respectively, during the six-months ended March 31, 2003, compared to $1.1 million for Norcom during the same period in fiscal 2002. Operating revenues for UBS increased by approximately $0.6 million primarily as a result of the benefit of additional billings related to customer accounts that were converted during the latter portion of fiscal 2002. As a result of the ability to provide billing services to a larger population of customers as compared to the prior year and conversion income to be recognized during the fiscal year, the results of UBS are anticipated to improve in fiscal 2003 and beyond. The operating revenues of NUI Energy for the six months ended March 31, 2003, decreased approximately $1.6 million compared with the same period in the prior fiscal year, for the reasons discussed previously. The company has announced its intention to exit the retail energy marketing business and is attempting to locate a buyer for assets of NUI Energy.

Operating Margins. Retail and Business Services operating margins increased by approximately $0.2 million, or 5 percent, during the three months ended March 31, 2003, to $5.0 million, as compared with $4.8 million in the same period in fiscal 2002 due primarily to an increase in margins from NUI Telecom of $2.4 million. This increase reflects the continued growth in customers and product offerings for NUI Telecom as a result of the acquisitions during the prior fiscal year discussed earlier.  Operating margins for UBS decreased $0.5 million due to the timing of conversion revenues during the three months ended March 31, 2002, which did not recur in the current fiscal year period. As NUI Energy records its revenues net of gas costs, operating margins decreased by $1.7 million for the reasons discussed in operating revenues. As further discussed in Note 14 of the Notes to the Consolidated Financial Statements, the company adopted the full provisions of EITF 02-03 on January 1, 2003.

Operating margins increased by approximately $3.2 million, or 38 percent, during the six months ended March 31, 2003, to $11.6 million as compared with $8.4 million in the same period in fiscal 2002 due primarily to an increase in margins from NUI Telecom of $5.1 million. This increase reflects the continued growth in customers and product offerings for NUI Telecom as a result of the acquisitions during the prior fiscal year discussed above. Operating margins for UBS decreased $0.3 million due to the operating margins related to conversion income noted above, which were partially offset by additional operating revenues discussed above. Operating margins for NUI Energy decreased by $1.6 million during the six months ended March 31, 2003, as compared to the same period in the prior fiscal year for the reasons discussed in operating revenues.

Operating Expenses.  Operations and maintenance expenses, depreciation and amortization, and taxes other than income for the Retail and Business Services segment increased in total by $5.2 million, or 109 percent, to $9.9 million during the three months ended March 31, 2003, as compared with $4.7 million in the same period in fiscal 2002. This was mainly a result of labor costs from additional personnel and temporary employees ($1.1 million), and increases in bad debt reserves (approximately $2.8 million), rent expense (approximately $0.2 million), pension costs (approximately $0.2 million), as well as increased allocated corporate expenses (approximately $0.3 million). The growth of NUI Telecom resulting from acquisitions and customer growth over the past several years resulted in increases in additional personnel, temporary employees and bad debt reserves. During the three months ended March 31, 2003, NUI Energy recorded additional reserves for bad debts of $1.3 million for a large customer and to provide for additional losses in conjunction with exiting the retail energy marketing business. Depreciation and amortization expenses increased approximately $0.5 million due to additional assets placed in service and amortization of intangible assets related to the acquisitions of Norcom and Telcorp.

Operations and maintenance expenses, depreciation and amortization, and taxes other than income increased in total by $8.8 million, or 104 percent, to $17.2 million during the six months ended March 31, 2003, as compared with $8.4 million in the same period in fiscal 2002. This was a result of increased labor costs from additional personnel and temporary employees ($3.7 million), bad debt reserves (approximately $3.0 million), rent expense (approximately $0.4 million), pension costs (approximately $0.5 million), as well as increased allocated corporate expenses (approximately $0.3 million). These increases were mainly due to growth experienced by NUI Telecom as a result of the acquisitions during the prior fiscal year previously discussed. Depreciation and amortization expenses increased approximately $0.6 million due to additional assets placed in service and amortization of intangible assets related to the acquisitions of Norcom and Telcorp.

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

As previously noted, the company anticipates increased costs related to pension expense, insurance costs and allocated corporate expenses resulting from additional auditing, legal, and treasury expenses, as well as other costs incurred by the company associated with fulfilling the requirements of the Sarbanes-Oxley Act of 2002 during the remainder of fiscal 2003.

Regulatory Matters

On November 22, 2002, Elizabethtown Gas Company received approval from the New Jersey Board of Public Utilities (NJBPU) to increase its base rates by an annual amount of $14.2 million, or approximately 5 percent.  The increase was effective immediately and covered a portion of the costs of plant investments and higher operating expenses incurred since the company's last base rate increase twelve years ago.  The new rates are based on a return on equity of 10.0 percent and an overall rate of return on rate base of 7.95 percent.  The rate order also revised the normal weather pattern upon which base rates and Elizabethtown's Weather Normalization Clause were reset from a 30-year to a 20-year weather average to better reflect current weather trends.  In addition, the company was allowed to increase service charges to various rate classes of customers to better reflect the cost of providing service to these customers.

On March 30, 2001 the NJPBU issued an order allowing the company to establish a new Gas Cost Under-recovery Adjustment (GCUA) to recover the gas cost under-recovery balance as of October, 31, 2001, with associated interest at a fixed rate of 5.5 percent per annum over a three-year period from December 1, 2001 through November 30, 2004. In addition, pursuant to the order, the company was required to make a filing on November 15, 2001, to establish a new purchased gas adjustment (PGA) clause rate designed to recover purchased gas costs for the period November 1, 2001, through September 30, 2002. In that filing, the company requested approval to decrease its PGA rate and implement its GCUA rate, with a net effect representing a decrease of 12.7 percent in residential customer bills.  The NJBPU approved the company's request on an interim basis and these changes became effective on December 1, 2001.

In response to the Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the company to continue offering basic gas supply service through December 2002. On January 17, 2002, the NJBPU issued an order that continued the obligation of all New Jersey gas utilities to provide basic gas supplyservice until it has had an opportunity to fully investigate major policy issues relating to pricing structure and gas supply reliability.  No timetable has been established for completion of such a review.  As of March 31, 2003, no residential customers in the company's New Jersey service territory have switched to an alternative gas supplier.

On March 20, 2003, the NJBPU announced the initiation of a focused audit of NUI Corporation, NUI Utilities, Inc. and Elizabethtown Gas Company. The NJBPU has expressed the belief that recent downgrades of the senior unsecured debt of NUI Corporation and NUI Utilities, Inc., as well as negative credit rating agency comments, and concerns raised during a recent competitive services audit, substantiated the need for an in-depth review of the financial practices of the company and its affiliates. The NJBPU has issued a Request for Proposal (RFP) for consulting firms to bid to perform the focused audit on behalf of the Board. According to the RFP, the focused audit will cover the following areas: corporate governance; strategic planning; financial interactions; accounting and property records; and affiliate relations.  The RFP anticipates having the NJBPU select a firm to perform the focused audit during the first week in June 2003, and anticipates the audit report being filed with the NJBPU in late October 2003. The company is not able to express a belief at this time as to the outcome of the focused audit.

Liquidity and Capital Resources

The company's cash provided by operating activities was $57.8 million and $28.6 million for the six-month periods ended March 31, 2003 and 2002, respectively.  The improvement of $29.2 million in operating cash flows for the current period was due in part to the timing of payments to the company's gas suppliers and collections in the current period of a portion of under-recovered gas costs as a result of the company's ability to collect the large under-recovered gas balance that existed at September 30, 2001 over a period of three years. As noted in Regulatory Matters, these under-recovered gas costs are now a component of regulatory assets and will be recovered with associated interest over a three-year period. This increase in operating cash flows was partially offset by higher accounts receivable at March 31, 2003 than during the same period a year ago due primarily to higher natural gas prices in the current six-month period than the same period in fiscal 2002.

Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions. As of March 31, 2003, the company had drawn approximately $175.3 million under its short-term credit facilities and had overnight cash investments of approximately $79.3 million. As of May 13, 2003, approximately $60 million of this cash had been used to reduce the outstanding borrowings to approximately $115 million. Also on that date, the company had approximately $26 million of cash on hand. The company will continue to focus on reducing short-term indebtedness during fiscal 2003 through the collection of under-recovered gas costs discussed above, additional asset sales, and consideration of opportunistic longer-term debt or equity financing.

The company sold 1.725 million shares of common stock for net proceeds of approximately $37.0 million during March 2002 under the shelf registration statement. The proceeds from the sale were used to pay down short-term debt.

The company completed the sale of its VCW subsidiaries on November 7, 2002, for approximately $15 million (see Note 8 of the Notes to the Consolidated Financial Statements). The proceeds of the transaction were used to further reduce short-term debt.

The company does not have any off-balance sheet financing; however, the company is a 50 percent member of a joint venture that is developing natural gas storage assets and is required to provide funding toward the development of these assets for their intended purpose (see Capital Expenditures and Commitments- Joint Venture with Duke Energy for further discussion).

On February 3, 2003, Moody's Investors' Service (Moody's) downgraded the company's debt rating from Baa-2 to Baa-3. Moody's also downgraded the debt rating of NUI Utilities from Baa-1 to Baa-2. NUI Utilities is a wholly-owned subsidiary of NUI that owns three of the company's four utility operations. Moody's cited the impact of unfavorable results from most of the company's unregulated businesses (i.e. those in the company's Retail and Business Services segment) during fiscal 2002 and their concerns regarding these operations' potential adverse impact on the company's future performance as factors influencing their rating action. As a result of these downgrades, the company's cost of borrowing under its short-term facilities increased 37.5 basis points or 0.375 percent and the cost of borrowing for NUI Utilities increased 25 basis points or 0.25 percent.

On March 10, 2003, Moody's further downgraded the company's debt rating from Baa-3 to Ba-2. Moody's also downgraded the debt rating of NUI Utilities from Baa-2 to Baa-3. Moody's cited the impact of unfavorable results from most of the company's unregulated businesses during fiscal 2002, the company's disclosure of technical defaults under the Note Purchase Agreement dated August 20, 2001, and the quality of the company's internal financial controls as factors influencing their rating action. As a result of these downgrades, the company's cost of borrowing under its short-term facilities increased an additional 62.5 basis points or 0.625 percent and the cost of borrowing for NUI Utilities was unchanged. Moody's also indicated that the company and NUI Utilities would remain under review for further possible downgrade. Moody's cited that, in its continuing review, it will assess the progress being made by management to 1) procure the continued support of its bank lenders and senior noteholders; 2) either demonstrate unequivocal turn-around in the under-performing unregulated businesses (i.e. those in the company's Retail and Business Services segment), accomplish substantial cost reductions or exit them altogether; and 3) further improve internal accounting, legal and financial controls.

On May 7, 2003, Moody's further downgraded the NUI Corporation's debt rating from Ba-2 to B-1. Moody's also downgraded the debt rating of NUI Utilities from Baa-3 to Ba-1. Moody's cited reduced financial flexibility of the company due to under-performance of some of its unregulated businesses, as well as the effective subordination of the company's debtholders to those of NUI Utilities. Moody's also cited the company's continued use of a centrally managed cash process at the corporate level, which effectively ties NUI's Utilities credit more closely to that of the NUI Corporation. As a result of these downgrades, NUI Utilities' cost of borrowing under its short-term facilities increased an additional 37.5 basis points or 0.375 percent and the cost of borrowing for NUI Corporation was unchanged. Should NUI Utilities' current debt ratings be downgraded further, this would adversely affect NUI Utilities' cost of borrowing under its short-term credit facility.  Should NUI Corporation's or NUI Utilities' current debt rating be further downgraded, it could potentially increase the collateral requirements of the NUI Corporation's energy portfolio and risk management business and distribution services business, as the case may be, and could adversely affect the willingness of counterparties to enter into transactions with the company.

Moody's indicated that the downgrades on May 7, 2003, concluded its reviews of both the company and NUI Utilities. Even though the company is no longer on creditwatch, as a result of the rating actions taken by Moody's in recent months, the company is studying various options and strategic alternatives to improve its capital structure in order to improve its credit ratings to investment grade, which may include additional asset sales and/or the issuance of additional equity.

If assets are held for sale, impairment losses could occur if market values are less than carrying values. Such amounts could be material to the company's results of operations and financial position.

The company believes it has made significant progress in addressing the factors cited by Moody's, including entering into the new credit agreements discussed below, commencing the segregation of the cash management functions of its NUI Utilities subsidiary on a stand-alone basis, which is expected to be completed by the fourth quarter of fiscal 2003, and conducting a review of the company's internal controls that is expected to be completed in June 2003.

In connection with segregating the cash management functions of NUI Utilities, which is required to be completed by November 12, 2003, in accordance with the NUI Utilities credit agreement, NUI Corporation is evaluating the impact of this segregation on the cash requirements of each of the company's businesses. The company is also evaluating options with respect to amounts held by NUI Corporation for the benefit of its subsidiaries, including NUI Utilities, as a result of the cash management functions conducted by NUI Corporation.

On February 4, 2003, Standard & Poor's Rating Services (S&P) reaffirmed its BBB investment grade rating, and reiterated their stable outlook, for NUI Utilities.

Outlook for Fiscal 2003. As a result of the factors discussed above, the company believes that the cash provided by operations during fiscal 2003, combined with the cash provided from the already completed sale of VCW and cash to be raised from the sale of the assets of NUI Energy, and availability under the new credit and bridge loan agreements discussed below will enable the company to meet its obligations for the current fiscal year. Additional discussion of certain items noted above follows.

There can be no assurance that additional downgrades by Moody's and/or S&P can be avoided.

Short-Term Debt.  On February 12, 2003, the company and NUI Utilities each entered into a new revolving credit facility that replaced their respective previous credit facilities.  The company's new credit facility consists of a credit agreement that allows it to borrow up to approximately $38.1 million, and NUI Utilities' new credit facility consists of a credit agreement and a 364-day bridge loan, which allows NUI Utilities to borrow up to an aggregate of approximately $141.9 million.  NUI Corporation's previous credit facility allowed it to borrow up to $50 million, and NUI Utilities' previous credit facility allowed it to borrow up to $145 million. The new credit agreements and the bridge loan agreement mature on February 11, 2004. The credit agreements may be extended in successive 364-day increments upon obtaining approval of all the respective lenders.  The company's credit agreement and NUI Utilities' credit agreement and bridge loan agreement require the company and NUI Utilities, respectively, to meet certain covenants and limitations as well as maintain certain financial ratios.  Included in these covenants are provisions that limit the ability of each of the company and NUI Utilities to incur future indebtedness, make capital expenditures above certain levels, enter into sale-leaseback transactions, pledge or sell assets, make acquisitions, merge and pay dividends on common stock, and prohibit the creation of guarantees (other than those in the normal course of business).  The company must maintain a fixed charge coverage ratio of not less than 1.50x and NUI Utilities must maintain a fixed charge coverage ratio of 1.75x. The company and NUI Utilities each must maintain leverage ratios of not more than 0.65 from March 1 through August 31 and not more than 0.70 from September 1 through February 28 (or 29, if applicable). In addition, if the amounts available under the NUI Utilities' credit agreement are increased, any borrowings under such increase first must be used to repay any amounts outstanding under the bridge loan agreement.  The NUI Utilities' credit agreement and bridge loan agreement also limit the payment of dividends from NUI Utilities to the company to not more than $100 million.  The company and NUI Utilities repaid all of the $195 million of borrowings outstanding under their prior credit agreements from the borrowings under the company's and NUI Utilities' new credit agreements, the bridge loan agreement and cash on hand.

Borrowings under the new credit facilities and the bridge loan agreement bear interest at a rate based on either the London Interbank Offering Rate (LIBOR) or the Prime Rate as of the date of the advance.  Pricing grids have been provided to the company and NUI Utilities by the bank syndication agent, which tier pricing to higher and lower credit ratings should a debt rating change occur. As of March 31, 2003, the total aggregate outstanding borrowings under the company's new credit facilities were $175.3 million. On that date, the company had outstanding borrowings under its credit facility amounting to $35.0 million and unused borrowing capacity amounting to $3.1 million, and NUI Utilities had outstanding borrowings under its credit facility amounting to $140.3 million and unused borrowing capacity amounting to $1.6 million.  Also on that date, the company had available cash in the form of overnight investments of approximately $79.3 million. The weighted average daily amounts outstanding of borrowings under the company's credit facility and the weighted average interest rates on those amounts were $40.8 million and $45.6 million at 2.8 percent and 3.0 percent for the three and six-month periods ended March 31, 2003, respectively, and $74.3 million and $127.9 million at 3.7 percent and 3.9 percent for the three and six-month periods ended March 31, 2002, respectively. The weighted average daily amounts outstanding of borrowings under NUI Utilities' credit facility and the weighted average interest rates on those amounts were $132.8 million and $110.9 million at 2.6 percent and 2.5 percent for the three and six-month periods ended March 31, 2003, respectively, and $125.5 million and $121.9 million at 2.6 percent and 2.8 percent for the three and six-month periods ended March 31, 2002, respectively.

The company expects improved cash flow from operations during fiscal 2003 as a result of the following factors: the collection of approximately $20 million of under-recovered gas costs; the collection of weather normalization recoveries of approximately $8 million related to the warmer than normal weather experienced during fiscal 2002; improved profitability as a result of the outcome of the Elizabethtown Gas rate case; and reduced losses from discontinued operations related to the company's TIC and NUI Environmental subsidiaries.  In November 2002, the company raised approximately $15 million from the sale of its Valley Cities Gas and Waverly Gas subsidiaries. Because of the above factors that are expected to have a positive impact upon the company's cash flows, financial position and debt-servicing capabilities, the company believes that it has sufficient amounts available under its new credit agreement, and that NUI Utilities has sufficient amounts available under the new NUI Utilities credit agreement and bridge loan agreement, to cover their respective projected cash needs for fiscal 2003, as well as to provide a contingent cash reserve for potential unforeseen events.

Long-Term Debt and Funds for Construction Held by Trustee.  The company is scheduled to repay $50 million of medium-term notes on February 1, 2005.

In January 2003, the company became aware that it was in technical default under certain covenants contained in its Note Purchase Agreement dated as of August 20, 2001. On January 24, 2003, the company obtained a 30-day waiver of certain covenant violations contained in the Note Purchase Agreement from the holders of the notes (the noteholders) issued under the agreement.  The covenants consisted of the minimum fixed charge coverage ratio, restrictions on the ability to enter into sale and leaseback transactions, entering agreements providing for restrictions on subsidiaries' ability to pay dividends to the company and make advances to and investments in the company, and the requirement that the company deliver certain financial information and statements of cash flows to the noteholders. Prior to obtaining the waiver, the company was in technical default under the Note Purchase Agreement during fiscal 2002.

On February 20, 2003, the company and the noteholders amended the Note Purchase Agreement for the purpose of curing all the technical defaults. The amended agreement contained certain provisions that were subject to the approval of, or required action by, the banks participating in the company's $38 million 364-day credit facility. These provisions were: 1) the approval by the banks of an increase in the interest rate under each of the senior notes of 50 basis points (or 0.50 percent), 2) the approval by the banks of the execution by certain of the company's non-regulated subsidiaries (the "non-restricted subsidiaries" as defined in the company's bank credit facility) of guarantees (the senior guarantees) of prompt payment when due of the indebtedness under the senior notes issued pursuant to the Note Purchase Agreement, and 3) the execution by the banks of an Inter-creditor Agreement, reasonably satisfactory to the banks and noteholders, providing for the pro-rata sharing of any proceeds received by the lenders under either the bank credit facility or the noteholders of any proceeds received by any of the lenders under any of the bank guarantees or the senior note guarantees. The amendment also provided for the establishment of a "Priority Indebtedness" covenant requiring the company to maintain a ratio of "priority debt" (all indebtedness of the company secured by liens plus all indebtedness of the restricted subsidiaries, as defined in the agreement) to consolidated assets of not more than 50 percent.

On April 1, 2003, the company and the banks amended the company's 364-day credit facility to approve the interest rate change with respect to the senior notes, to approve the guarantee by the non-restricted subsidiaries of the prompt payment when due of the indebtedness under the senior notes, and to approve the execution of the Inter-creditor Agreement referenced above. This amendment to the company's credit facility also provided for a new pricing grid, which increased the company's cost of borrowing under the credit facility of 25 basis points (0.25 percent).

Also on April 1, 2003, the company and the noteholders amended the Note Purchase Agreement to reflect the above changes. The company is now, and expects to continue to be, in full compliance with all the terms of both the Note Purchase Agreement and its bank credit facilities.

The company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the company is permitted to pay approximately $13.9 million of cash dividends at March 31, 2003.

The company deposited in trust the unexpended portion of the net proceeds from its Gas Facilities Revenue Bonds until drawn upon for eligible expenditures. As of June 30, 2002, all of the original net proceeds from the bonds had been expended. The remaining $2.1 million classified as Funds for Construction Held by Trustee on the company's Consolidated Balance Sheet at March 31, 2003, represents the unexpended portion of interest earned on the original net proceeds of the bonds.

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

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $26.6 million for the six months ended March 31, 2003, and $27.3 million for the six months ended March 31, 2002. Capital expenditures are expected to be approximately $54 million in fiscal 2003, which will be used primarily for the company's contribution toward the development and expansion of the Saltville Storage project (see additional discussion below), continued expansion and upkeep of the company's natural gas distribution system and certain information technology projects.

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. A subsidiary of VGC and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC (the LLC).  VGC received final regulatory approvals during January 2003 and contributed certain storage assets valued at approximately $16.3 million to the LLC. DEGT has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose.  To the extent the LLC determines it needs additional funding (which decision can only be made jointly by the company and DEGT), the company and DEGT are obligated to fund the development of the LLC equally. As of March 31, 2003, the company has contributed an additional $3.7 million toward the development of the LLC.

The company currently estimates its share of future funding needs to be approximately $18.3 million in fiscal 2003, $7.3 million in fiscal 2004, $0.8 million in fiscal 2005, $0.7 million in fiscal 2006, and $0.8 million in fiscal 2007. The company is exploring various options to satisfy its funding requirements for the joint venture during fiscal 2003, including a long-term (12 to 15 year) capital lease with a bank for a compressor station.

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

Development of the Saltville facility is intended to create a strategically located energy-trading hub for Energy Brokers, and enable the company to capitalize on the energy supply, wholesale energy portfolio and risk management opportunities in the rapidly developing Mid-Atlantic region. The additional storage capacitywould allow the company to meet the significant demand from local distribution companies as well as power plant development that is underway in the region.

On October 26, 2001, the LLC filed a certification application with the Virginia State Corporation Commission (VSCC). A public hearing was held on this matter on February 20, 2002 and the Hearing Examiner's report was issued on May 31, 2002. On August 6, 2002, the VSCC issued an order granting a Certificate of Public Convenience and Necessity (CPCN) for the storage facilities and attendant pipeline. Those conditions included a final technical analysis to be performed by VSCC staff. The CPCN authorizes the LLC to construct, develop and maintain Phase I of the project, and specifies certain other information, including allowed returns on this regulated storage asset. The VSCC staff completed their technical analysis in January 2003 and the VSCC issued the LLC a final CPCN on January 22, 2003.

On August 23, 2002, the LLC filed an application with the Federal Energy Regulatory Commission requesting a limited jurisdiction certificate that would allow the LLC to serve interstate customers. That certificate was granted to the LLC on January 29, 2003.

Development of Trading Hubs. The company's wholesale energy portfolio and risk management subsidiary, Energy Brokers, has acquired options on the land and mineral rights for property located in Richton, Perry County, Mississippi, that the company plans to develop into a natural gas storage facility to help serve the Southeast United States. Energy Brokers plans to develop a two-well salt dome storage facility in Richton that would have a working gas capacity of approximately 7.8 billion cubic feet.

The first well and a 14-mile pipeline to be developed by the company that will connect with the Destin Pipeline are tentatively scheduled to be operational in fiscal 2005. Implementation of this development plan is dependent on favorable results from testing and other operational issues that are currently under consideration by the company as well as obtaining sufficient financing to fund the development. Accordingly, there can be no assurance that this project will be implemented. This project is not expected to have any material capital requirements in fiscal 2003 and, if the project proves feasible, will primarily impact the company's capital expenditure program in fiscal years 2004 and 2005 after the funding needs of Phase I of the Saltville facility (discussed above) are essentially satisfied.

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

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $53.3 million annually. The company also is committed to purchase from multiple suppliers, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 Bcf per year or to pay certain costs in the event the minimum quantities are not taken. During fiscal year ended September 30, 2002, the company's continuing utility operations purchased a total of 36.0 Bcf, and accordingly the company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations. As discussed earlier, the company's utility operations do not earn a profit on the sale of the gas commodity; changes to gas commodity prices have no effect on operating margins.

Environmental.  The company owns or previously owned properties on which former manufactured gas plants (MGP) were operated in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland. Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded a total reserve of approximately $33.5 million, which the company believes represents the probable minimum amount the company may expend over the next 30 years.  Of this reserve, approximately $29.9 million relates to the New Jersey MGP properties and approximately $3.6 million relates to the MGP properties located outside the state of New Jersey. The company believes that all costs associated with remediation of the New Jersey MGP properties will be recoverable in rates or from insurance carriers. In New Jersey, the company has begun rate recovery of approximately $8.2 million of such costs and recovery of an additional $1.7 million is currently pending NJBPU approval. With respect to costs that may be associated with the MGP properties located outside the state of New Jersey, the company is currently pursuing or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. Although the company has been successful in recovering a portion of MGP remediation costs incurred outside New Jersey from the company's insurance carriers, the company is not able, at this time, to express a belief as to the success of additional recovery efforts.

Agreement to Acquire Assets of Norcom Agency Sales, Inc. On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom Agency Sales, Inc. (NAS). The agreement provides for the company to pay the seller, Norcom, a purchase price equal to a multiple of total sales to new customers obtained by NAS as agent for NUI Telecom during the period April 1, 2002, through October 31, 2003. The multiple to be paid will be determined based on the actual new customer revenues generated by NAS for the month of October 2003, and is subject to post-closing adjustments.

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

Application of Critical Accounting Policies

 The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers Critical Accounting Policies to be those that could result in materially different financial statement results if the assumptions regarding application of accounting principles were different.  A description of the company's Critical Accounting Policies can be found in the company's Annual Report filed on Form 10-K for the year ended September 30, 2002. Other significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements-  "Summary of Significant Accounting Policies" of the company's Annual Report on Form 10-K for its fiscal year ended September 30, 2002. Recently issued accounting standards are also discussed in Note 14 of the Notes to the Consolidated Financial Statements- "New Accounting Standards."

Forward-Looking Statements

This document contains forward-looking statements. These statements are based on management's current expectations and information currently available, are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, the company's ability to control operating expenses; the level of uncollectible receivables; the volatility of natural gas prices; the impact of transactions relating to the company's exit of the retail energy marketing business; economic conditions; weather fluctuations; regulatory changes; competition from other providers of similar products; counterparty credit risk; access to capital markets; the results of the focused audit being conducted by the NJBPU; interest rate changes; future actions by ratings agencies; the company's ability to extend its credit facilities; the willingness of counterparties to continue to trade with, and supply energy to the company and such counterparties willingness to do so on terms similar to those currently in place; and other uncertainties, all of which are difficult to predict and many of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," "will," "might," "estimate" and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise, except as required by securities laws.

For an additional discussion of factors that may affect the company's business and results of operations, see "Risk Factors" in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2002.

Item 3. Quantitative and Qualitative Disclosure AboutMarket Risk

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

Energy Brokers accounts for its trading activities in accordance with provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 133 requires that all derivatives be recognized on the balance sheet at fair value with changes in the value of derivatives that are not hedges recorded in earnings.

At March 31, 2003 Energy Brokers had designated certain futures contracts and physical forwards associated with the delivery and sale of natural gas into and from storage as cash flow hedges with the objective of fixing an acceptable return.  Under SFAS 133, the changes in the value of derivatives designated as hedges that are effective in offsetting the variability in cash flows of a forecasted transaction are recognized in other comprehensive income until the forecasted transactions occur and the ineffective portion of changes in fair value of derivatives is recognized immediately in earnings.

At March 31, 2003 the value in other comprehensive income associated with these positions is $0.3 million, net of tax, which will be reclassified into earnings over the next twelve months.  However, the actual amount reclassified into earnings could differ based on fluctuations in market prices.  At March 31, 2003 there was no hedge ineffectiveness recognized in earnings

The risk associated with open positions is closely monitored on a daily basis, and controlled in accordance with NUI Energy Brokers' Risk Management Policy. This policy has been prepared by senior management and approved by the company's Board of Directors, and dictates policies and procedures for all trading activities. The policy defines both value-at-risk (VaR) and loss limits, and all traders are required to read, sign, and follow this policy. At the end of each day, all trading positions are marked-to-market and a VaR is calculated. This information, as well as the status of all limits, is disseminated to senior management daily. In addition, the Risk Management Policy is regularly reviewed by senior management to assure that it is current and responsive to all marketplace risks, with any changes approved by the Board of Directors.

The following schedule summarizes the changes in derivative assets and liabilities for the six-month period ended March 31, 2003 (in thousands). Amounts are shown net of valuation reserves.

Derivative assets at September 30, 2002	$30,441
Derivative liabilities at September 30, 2002	(852)
Fair value of contracts outstanding at September 30, 2002		$29,589

Contracts realized or settled during the period		(33,588)
Change in accounting		(9,949)
Changes in fair value attributable to market pricing		41,081

Derivative assets at March 31, 2003	$27,133
Derivative liabilities at March 31, 2003	---
Fair value of contracts outstanding at March 31, 2003		$27,133

Changes in the fair value attributable to market pricing represents the changes in value of the company's unrealized mark-to-market net assets that relate to changes in commodity pricing, volatility of options on commodities, and other market related changes.

The following table summarizes the fair value of the contracts comprising the company's net derivative assets by maturity date (amounts in thousands):

	Fair Value of Contracts at Period-End
Source of Fair Value	Less than 1 Year	1-3 Years	4-5 Years	In Excess of 5 Years	Total

Prices actively quoted	$19,864	$1,402	$---	$---	$21,266
Prices provided by other external sources	1,489	---	---	---	1,489
Prices based on models and other valuation methods, net of valuation reserves	1,178	1,724	1,476	---	4,378
Total Fair Value of Contracts	$22,531	$3,126	$1,476	$---	$27,133

Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, Energy Brokers' VaR was $76,000 and $98,000 at March 31, 2003 and 2002, respectively. The average, high, and low value at risk for the six months ended March 31, 2003 was $180,000, $743,000, and $14,000, respectively.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The company's Chief Executive Officer and Chief Financial Officer have each evaluated the effectiveness of NUI's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"). Based on their evaluation as of the Evaluation Date, the Chief Executive and Chief Financial Officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within required time periods.

(b)         Changes in Internal Controls

The company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the company's books and records accurately reflect the company's transactions and that the company's established policies and procedures are followed. Subsequent to the Evaluation Date, there were no significant changes to the company's internal controls or other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and its president and chief executive officer violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003 and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation.  The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 7, 2003, and responsive pleadings are to be filed thirty days thereafter. No discovery has yet occurred. The Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company, its president and chief executive officer, and its chief financial officer. Specifically, the Amended Complaint alleges that the defendants (i) failed to disclose material facts that would impair the company's current and future earnings, including (a) the allegedly accurate amount and explanation of the company's bad debts, (b) a purportedly illegal practice by the company in "re-terminating" intrastate calls, (c) alleged accounting improprieties in connection with purportedly unearned revenue, and (d) allegedly inaccurate earnings per share information, and (ii) inflated the company's earnings materially by (a) allegedly making misleading statements concerning, and failing to properly record, bad debt costs, (b) allegedly attributing the company's rising costs to incorrect and immaterial factors, and (c) purportedly pursuing illegal telecommunications billing practices. The Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. Furthermore, on December 23, 2002, a law firm made a public announcement with respect to a lawsuit purportedly filed in the Southern District of New York on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002 against NUI Corporation and John Kean, Jr., alleging violations under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.  Specifically, the announcement alleges that the company knowingly or recklessly failed to properly record fixed cost expenses, accrue necessary pension expenses and reserve adequate amounts for its self-insured medical benefits in its quarterly financial statements.  At this time, the company has not been served with the purported complaint. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

The company is also involved in various other claims and litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

Item 4. Submission of Matters to a vote of Security Holders

The following matters were presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 2003.

The Annual Meeting of Shareholders of NUI Corporation was held on March 11, 2003.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A and there was no solicitation in opposition to management's nominees.  At the meeting, the shareholders approved an amendment to the NUI Corporation employee stock purchase plan; elected directors; and ratified the appointment of independent public accountants.

The total votes were as follows:

			Against or
		For	Withheld	Abstain

(1)	Election of directors to serve for three year Terms:
	James J. Forese	12,538,784	724,132
	R. Van Whisnand	12,595,648	667,269

(2)	Approval of an amendment to the NUI Corporation employee stock purchase plan	12,752,146	342,138	168,632

(3)	Ratification of the appointment of Pricewaterhouse Coopers LLP as independent public accountants	12,634,775	599,549	28,592

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

10.1              Credit Agreement dated as of February 12, 2003, by and among NUI Corporation and Fleet National Bank, Citizens Bank of Massachusetts, CIBC, Inc., PNC Bank, NA, and Mellon Bank, NA.

10.2              Credit Agreement dated as of February 12, 2003, by and among NUI Utilities, Inc. and Fleet National Bank, Citizens Bank of Massachusetts, CIBC, Inc., PNC Bank, NA, and Mellon Bank, NA.

10.3              Credit Agreement dated as of February 12, 2003, by and among NUI Utilities, Inc. and Fleet National Bank and Fleet Securities.

10.4              First amendment dated as of March 31, 2003, to the Credit Agreement dated as of February 12, 2003, by and among NUI Corporation and Fleet National Bank, Citizens Bank of Massachusetts, CIBC, Inc., PNC Bank, NA, and Mellon Bank, NA.

10.5              Inter-creditor Agreement dated as of April 1, 2003, among Fleet National Bank, Citizens Bank of Massachusetts, CIBC, Inc., PNC Bank, NA, and Mellon Bank, NA and AIG Life Insurance Company, Sunamerica Life Insurance Company, United of Omaha Life Insurance Company, Pacific Life and Annuity Company and Nationwide Life Insurance Company of America (formerly Provident Mutual Life Insurance Company) filed pursuant to the Note Purchase Agreement dated as of August 20, 2001, between NUI Corporation and AIG Life Insurance Company, Sunamerica Life Insurance Company, United of Omaha Life Insurance Company, Pacific Life and Annuity Company and Mutual Life Insurance Company.

10.6              First Amendment and Waiver dated as of February 20, 2003, to the Note Purchase Agreement dated August 20, 2001, between NUI Corporation and AIG Life Insurance Company, Sunamerica Life Insurance Company, United of Omaha Life Insurance Company, Pacific Life and Annuity Company and Mutual Life Insurance Company.

10.7              Second Amendment dated April 1, 2003, to the Note Purchase Agreement dated August 20, 2001, between NUI Corporation and AIG Life Insurance Company, Sunamerica Life Insurance Company, United of Omaha Life Insurance Company, Pacific Life and Annuity Company and Mutual Life Insurance Company.

99.1         Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2         Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)            Reports on Form 8-K

(1)                 On March 14, 2003, the company filed a Current Report on Form 8-K dated March 14, 2003, under Item 5, announcing Robert F. Lurie, Vice President, Corporate Development and Planning of the company, had left the company.

(2)           On April 3, 2003, the company filed a Current Report on Form 8-K dated April 1, 2003, under Item 5, announcing the amendment of the Note Purchase Agreement between the company and the Senior Note Holders party thereto and an amendment to the Credit Purchase Agreement between the company and its bank group.

(3)           On April 30, 2003, the company filed a Current Report on Form 8-K dated April 30, 2003, under Items 7 and 9, announcing results of operations for the period ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUI CORPORATION
May 15, 2003	JOHN KEAN, JR. President and Chief Executive Officer
May 15, 2003	A. MARK ABRAMOVIC Sr. Vice President, Chief Operating Officer & Chief Financial Officer

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ A. Mark Abramovic
 Sr. Vice President, Chief Operating
Officer & Chief Financial Officer