Form 10-Q
period 2003-06-30
NUI CORP /NJ/
filed 2003-08-14
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

       X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   X       No

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2003: Common Stock, No Par Value: 16,021,722 shares outstanding.
Item 1. Financial Statements

NUI Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
		(Restated- see Note 2)		(Restated- see Note 2)
Operating Margins
Operating revenues	$130,537	$96,336	$549,612	$428,177
Less - Purchased gas and fuel	84,902	56,927	348,698	252,701
Cost of sales and services	2,475	2,200	8,082	6,748
Energy taxes	2,426	2,006	11,209	9,101
Total operating margins	40,734	35,203	181,623	159,627

Other Operating Expenses
Operations and maintenance	32,270	25,493	98,274	78,246
Restructuring costs	---	---	---	1,203
Depreciation and amortization	7,524	8,456	24,577	24,028
Taxes, other than income taxes	879	2,112	5,330	5,905
Total other operating expenses	40,673	36,061	128,181	109,382

Operating Income (Loss)	61	(858)	53,442	50,245

Other Income and Expense, net	185	(350)	813	140

Income (Loss) from Continuing Operations before Interest and Taxes	246	(1,208)	54,255	50,385

Interest expense	5,955	4,866	16,124	16,031

Income (Loss) from Continuing Operations Before Income Taxes	(5,709)	(6,074)	38,131	34,354

Income taxes	(1,883)	(2,530)	16,118	14,652

Income (loss) from Continuing Operations Before Effect of Change in Accounting	(3,826)	(3,544)	22,013	19,702

Discontinued Operations
Loss from discontinued operations	(26,007)	(12,051)	(27,119)	(14,030)
Income tax benefit	(4,763)	(4,260)	(5,213)	(5,077)
Loss from Discontinued Operations	(21,244)	(7,791)	(21,906)	(8,953)

Income (Loss) before Effect of Change in Accounting	(25,070)	(11,335)	107	10,749

Effect of change in accounting (net of tax benefit of $4,080 in 2003 and $9,500 in 2002)	---	---	(5,869)	(17,642)

Net Loss	$(25,070)	$(11,335)	$ (5,762)	$ (6,893)

Income (Loss) from Continuing Operations Per Share of Common Stock	$ (0.24)	$ (0.23)	$ 1.37	$ 1.35
Net Loss Per Share of Common Stock	$ (1.57)	$ (0.72)	$ (.36)	$ (0.47)

Dividends Per Share of Common Stock	$ 0.245	$ 0.245	$ 0.735	$ 0.735

Weighted Average Number of Shares of Common Stock Outstanding	16,021,477	15,758,326	16,039,573	14,632,307

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2003 (Unaudited)	September 30, 2002 (*)
ASSETS
Current Assets
Cash and cash equivalents	$26,796	$4,247
Accounts receivable (less allowance for doubtful accounts of $8,704 and $4,237, respectively)	90,473	71,956
Accounts receivable from affiliated companies	12,752	---
Fuel inventories, at average cost	35,162	37,390
Unrecovered purchased gas costs	19,812	26,756
Derivative assets	21,558	22,540
Federal income tax receivable	---	7,819
Prepayments and other	38,446	33,262
	244,999	203,970
Property, Plant and Equipment
Property, plant and equipment, at original cost	940,494	934,066
Accumulated depreciation and amortization	(318,285)	(301,861)
Unamortized plant acquisition adjustments, net	13,639	14,484
	635,848	646,689

Funds for Construction Held by Trustee	2,053	3,884
Investment in Saltville Storage, LLC	25,501	---
Other Investments	214	117
Assets Held For Sale	18,227	38,359

Other Assets
Regulatory assets	59,335	75,845
Long-term portion of derivative assets	6,721	7,901
Goodwill	8,056	19,126
Other assets	36,624	45,401
	110,736	148,273
	$1,037,578	$1,041,292

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$149,600	$128,690
Notes payable	3,000	3,000
Current portion of long term debt and capital lease obligations	2,249	2,351
Accounts payable, customer deposits and accrued liabilities	106,935	120,858
Derivative liabilities	---	852
Federal income and other taxes	22,928	7,912
Current portion of deferred Federal income taxes	6,439	18,738
	291,151	282,401
Other Liabilities
Capital lease obligations	10,229	10,743
Deferred federal income taxes	56,776	63,149
Liabilities held for sale	5,426	7,932
Unamortized investment tax credits	3,550	3,948
Environmental remediation reserve	33,496	33,852
Regulatory and other liabilities	55,054	41,998
	164,531	161,622
Capitalization
Common shareholders' equity	272,852	288,252
Long-term debt	309,044	309,017
	581,896	597,269
	$1,037,578	$1,041,292

*Derived from audited financial statements.
See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended June 30,
	2003	2002
		(Restated- see Note 2)
Operating Activities
Net loss	$(5,762)	$(6,893)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	24,577	24,028
Deferred Federal income taxes	(18,672)	(15,908)
Amortization of deferred investment tax credits	(398)	(329)
Non-cash adjustment to implement new accounting standard	9,949	27,142
Derivative assets and liabilities	3,084	1,207
Regulatory assets and liabilities	16,432	5,152
Impairment charges	24,185	3,485
Other	6,247	837
Effect of changes in:
Accounts receivable, net	(22,902)	(21,378)
Accounts receivable from affiliates	(12,752)	---
Fuel inventories	2,228	35,676
Accounts payable, deposits and accruals	(13,923)	(22,946)
Under-recovered purchased gas costs	6,711	(3,410)
Prepaids and other	(5,184)	18,659
Federal and state income taxes	22,835	19,580
Other	(5,449)	(3,062)
Net cash provided by operating activities	31,206	61,840

Financing Activities
Proceeds from sales of common stock	633	36,942
Dividends to shareholders	(11,801)	(10,722)
Funds for construction held by trustee, net	1,852	8,866
Principal payments under capital lease obligations	(1,941)	(1,372)
Net short-term borrowings (repayments)	20,910	(57,199)
Net cash provided by (used in) financing activities	9,653	(23,485)

Investing Activities
Cash expenditures for property, plant and equipment	(27,114)	(40,163)
Investment in Saltville Storage, LLC	(9,180)	---
Acquisitions, net of cash acquired	---	(666)
Changes in assets and liabilities held for sale	17,626	2,136
Other	358	1,096
Net cash used in investing activities	(18,310)	(37,597)

Net increase in cash and cash equivalents	$22,549	$ 758

Cash and Cash Equivalents
At beginning of period	$ 4,247	$ 2,601
At end of period	$26,796	$ 3,359

Supplemental Disclosures of Cash Flows
Income taxes paid (refunds received), net	$ 508	$ (3,735)
Interest paid	$16,394	$16,862

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as "NUI," the "company," "we," "our," or "us").  NUI is a diversified energy company that is primarily engaged in the sale and distribution of natural gas, wholesale energy portfolio and risk management, retail energy sales and telecommunications.  NUI's local utility operations are carried out by NUI's wholly-owned subsidiary, NUI Utilities, Inc. (NUI Utilities) and a subsidiary of Virginia Gas Company (VGC), and serve more than 367,000 customers in four states along the eastern seaboard of the United States. NUI Utilities is comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). The company sold its North Carolina Gas (NC) utility operation during September 2002, and sold its Valley Cities Gas and Waverly Gas (VCW) utility operations during November 2002. VGC is also engaged in other activities, such as pipeline operation and natural gas storage. In addition, the company is also engaged in several non-regulated businesses including NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy portfolio and risk management subsidiary; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc., (UBS), a geospatial, billing and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a non-facilities-based telecommunications services subsidiary and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

As discussed in Note 7, the company has classified the results of NC, VCW, the billing services operations of UBS, NUI Environmental, NUI Telecom and TIC as Discontinued Operations in the Consolidated Statements of Income, as applicable. The assets and liabilities of these entities have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheets, as applicable.

The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. With the exception of the adjustment to record the effect of a change in accounting discussed in Note 13, all adjustments made were of a normal recurring nature. The results of the three and nine-month periods ended June 30, 2002 have been restated (see Note 2). The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

NUI is a holding company and is exempt from registration under the Public Utility Holding Company Act of 1935. NUI Utilities is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Certain subsidiaries of VGC are regulated by the Virginia State Corporation Commission. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the company's results for an entire year.

2.     Restatement of Prior Year Results

NUI has restated its fiscal 2000 and 2001 consolidated financial statements, as well as quarterly results for the first three quarters of fiscal 2002. Such restatements were reported in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The consolidated financial statements for the three and nine month periods ended June 30, 2002 contained herein have been updated to reflect these restatements, as well as certain reclassifications described below. The restatement adjustments were required either to reflect the use of appropriate accounting methods or to reflect the correct recording of account balances. The following tables summarize the impact of these adjustments on the company's consolidated financial statements, as restated. Amounts contained in the "Results As Reclassified for EITF 02-03 and SFAS 144" include the amounts as originally reported and the required reclassifications due to the adoption of SFAS 144 (see Note 7) and the netting provision of EITF 02-03 (see Note 13).

NUI Corporation and Subsidiaries

Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Three months ended June 30, 2002 Results as Reclassified for EITF 02-03 and SFAS 144	Adjust- ments	Legend	Three months ended June 30, 2002 As Restated
Operating Margins
Operating revenues	$96,429	$(93)	a	$96,336
Less- Purchased gas and fuel	55,955	972	b, c	56,927
Cost of sales and services	2,200	---		2,200
Energy taxes	2,006	---		2,006
Total operating margins	36,268	(1,065)		35,203

Other Operating Expenses
Operations and maintenance	25,175	318	d, e, f	25,493
Depreciation and amortization	8,456	---		8,456
Taxes, other than income taxes	2,112	---		2,112
Total operating expenses	35,743	318		36,061

Operating Income (Loss)	525	(1,383)		(858)

Other Income and Expense, net	(350)	--		(350)

Income (Loss) from Continuing Operations before Interest and Taxes	175	(1,383)		(1,208)

Interest expense	4,866	---		4,866

Loss from Continuing Operations before Income Taxes	(4,691)	(1,383)		(6,074)

Income tax benefit	(1,963)	(567)	k	(2,530)

Loss from Continuing Operations	(2,728)	(816)		(3,544)

Discontinued Operations
Loss from discontinued operations	(11,834)	(217)	g, j	(12,051)
Income tax benefit	(4,171)	(89)	k	(4,260)
Loss from Discontinued Operations	(7,663)	(128)		(7,791)

Net Loss	$(10,391)	$(944)		$(11,335)
Net Loss Per Share of Common Stock	$ (0.66)	$ (0.06)		$ (0.72)

See Legend descriptions that follow.

NUI Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Nine months ended June 30, 2002 Results as Reclassified for EITF 02-03 and SFAS 144	Adjust- ments	Legend	Nine months ended June 30, 2002 As Restated
Operating Margins
Operating revenues	$428,313	$(136)	a	$428,177
Less- Purchased gas and fuel	251,879	822	b, c	252,701
Cost of sales and services	6,748	---		6,748
Energy taxes	9,101	- --		9,101
Total operating margins	160,585	(958)		159,627

Other Operating Expenses
Operations and maintenance	76,870	1,376	d, e, f	78,246
Restructuring charges	1,203			1,203
Depreciation and amortization	24,028	---		24,028
Taxes, other than income taxes	5,905	---		5,905
Total operating expenses	108,006	1,376		109,382

Operating Income	52,579	(2,334)		50,245

Other Income and Expense, net	140	--		140

Income from Continuing Operations before Interest and Taxes	52,719	(2,334)		50,385

Interest expense	16,031	---		16,031

Income from Continuing Operations before Income Taxes	36,688	(2,334)		34,354

Income taxes	14,999	(347)	k	14,652

Income from Continuing Operations before Effect of Change in Accounting	21,689	(1,987)		19,702

Discontinued Operations
Loss from discontinued operations	(13,542)	(488)	g, h, j	(14,030)
Income tax benefit	(4,835)	(242)	k	(5,077)
Loss from Discontinued Operations	(8,707)	(246)		(8,953)

Income before Effect of Change in Accounting	12,982	(2,233)		10,749

Effect of Change in Accounting	(21,359)	3,717	i	(17,642)

Net Loss	$(8,377)	$1,484		$ (6,893)
Net Loss Per Share of Common Stock	$ (0.57)	$ 0.10		$ (0.47)

See Legend descriptions below.

Restatement Adjustment Legend (dollars in thousands):

a.     Recorded an adjustment to revenues of $19, $24 and $93 in the first, second and third quarters, respectively, in order to adjust the unrecorded gas costs balance to equal the underlying gas costs detail.

b.       Recorded an adjustment to purchased gas costs of $64, $86, and $53 in the first, second and third quarters to record changes to mark-to-market transactions recorded by NUI Energy Solutions.

c.        Recorded an adjustment of $1,025 in the third quarter reversing a purchased gas cost transaction previously recorded by NUI Energy.

d.     Recorded an adjustment of $118 in each of the first three quarters to record rental expense for an operating lease on a straight-line basis. Previously, the company had recognized rent expense as paid on an operating lease.

e.     Recorded an adjustment to the pension credit of $349, $394 and $(1) in the first, second and third quarters to adjust the pension credit as determined by the company's actuaries.

f.      Recorded an adjustment to expense certain previously deferred start-up costs related to various business projects of  $(25), $104, and $201 in the first, second and third quarters.

g.     Recorded an adjustment to expense certain costs that had previously been deferred related to pending utility asset sales of  $(191), $(49), and $(47) in the first, second and third quarters.

h.     Recorded an adjustment to revenue of $686 in the first quarter to appropriately recognize revenue on certain TIC equipment sales, which were previously recognized prior to the completion of required installation obligations.

i.      Recorded an adjustment to the cumulative effect of a change in accounting for goodwill of $5,718 (net of taxes of $2,001) in the first quarter as a result of changes to TIC's goodwill recorded in fiscal 2001.

j.      Recorded an adjustment to expense previously deferred development costs related to NUI Environmental projects of $117, $1,080, and $264 in the first, second and third quarters.

k.     Represents the income tax effects of all adjustments

3.     Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):

	June 30, 2003	September 30, 2002

Common stock, no par value	$287,994	$286,783
Paid in capital	70	--
Shares held in treasury	(5,315)	(4,384)
Retained earnings (deficit)	(5,638)	11,925
Unearned employee compensation	(3,242)	(4,949)
Accumulated other comprehensive loss	(1,017)	(1,123)
Total common shareholders' equity	$272,852	$288,252

4.       Sale of NUI Energy

On May 23, 2003, the company sold certain contracts of its NUI Energy subsidiary to Houston Energy Services Company LLC (HESCO). The sale included more than 3,000 customer accounts in New Jersey, Florida and North Carolina. In conjunction with the sale of these accounts, the company paid approximately $3.5 million to HESCO to relieve all future liabilities associated with the gas supply contracts assumed by HESCO. NUI Energy recorded this amount as a reduction of operating margins during the three months ended June 30, 2003. As a result of the sale of these assets, the company realized a gain of approximately $5.3 million associated with closing the financial hedged positions associated with the forward physical sales contracts related to exiting the retail energy business. This gain was part of the unrealized gains recorded during the second quarter of fiscal 2003 by NUI Energy Brokers.

5.     Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On October 1, 2001, the company adoptedStatement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The carrying value of goodwill for each of the company's subsidiaries is no longer subject to amortization, but must be tested for impairment annually or earlier under certain circumstances.  During April 2003, the company paid a post-closing adjustment of approximately $3.8 million to complete its acquisition of Telcorp, Ltd. During June 2003, the company recorded a write-down of approximately $15.0 million related to the carrying values of the goodwill for NUI Telecom and TIC in conjunction with the company's decision to sell NUI Telecom. The fair value of the goodwill of NUI Telecom and TIC was determined using a weighted average discounted cash flow model based on the operations of the company's telecommunications businesses.

The changes in the carrying amount of goodwill (net of amortization) for the nine months ended June 30, 2003, are as follows (in thousands):

	NUI Telecom	NUI Virginia Gas	TIC Enterprises	Total
Balance as of September 30, 2002	$7,585	$8,056	$3,485	$19,126
Additions to goodwill	3,971	---	---	3,971
Write-offs	(11,556)	---	(3,485)	(15,041)
Balance as of June 30, 2003	$ ---	$8,056	$ ---	$ 8,056

The following table sets forth the effect of SFAS 142 for the three and nine-month periods ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002*	2003	2002*
Reported net loss	$(25,070)	$(11,335)	$(5,762)	$(6,893)
Add back: Transitional impairment loss (net of tax)	---	---	---	17,642
Net income (loss)	$(25,070)	$(11,335)	$(5,762)	$10,749

Basic Earnings per Share:
Reported net loss	$(1.57)	$(0.72)	$(0.36)	$(0.47)
Add back: Transitional impairment loss (net of tax)	---	---	---	1.21
Net income (loss)	$(1.57)	$(0.72)	$(0.36)	$0.74

Diluted Earnings per Share:
Reported net loss	$(1.57)	$(0.72)	$(0.36)	$(0.47)
Add back: Transitional impairment loss (net of tax)	---	---	---	1.20
Net income (loss)	$(1.57)	$(0.72)	$(0.36)	$0.73

*- As restated (see Note 2)

6.     Acquired Intangible Assets

The company has approximately $2.1 million of acquired intangible assets for development rights held by its Virginia Gas subsidiary (net of accumulated amortization of approximately $0.1 million), which are included in Other Assets on the Consolidated Balance Sheet at June 30, 2003. During June 2003, the company recorded a write-down of approximately $4.8 million related to the carrying value of the acquired intangible assets for customer relationships of NUI Telecom in conjunction with the company's decision to sell NUI Telecom. The fair value of the acquired intangible assets of NUI Telecom was determined using a weighted average discounted cash flow model based on the operations of the company's telecommunications businesses.

The aggregate amortization of the acquired intangible assets for the three and nine months ended June 30, 2003, was approximately $172,000 and $516,000, respectively, which is included in Depreciation and Amortization in the Consolidated Statements of Income. Estimated annual amortization is expected to be approximately $534,000 for the fiscal year ending September 30, 2003 and approximately $73,000 for each fiscal year through September 30, 2007.

7.     Discontinued Operations

The company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. Accordingly, the revenues, costs and expenses, assets, liabilities, and cash flows of NC, VCW, the billing services of UBS, NUI Environmental, NUI Telecom, and TIC have been segregated and reported as discontinued operations for all periods presented, as applicable. The assets and liabilities held for sale include accounts receivable, prepaid and other current assets, net property, plant and equipment, other assets, accounts payable, and accrued expenses.

On May 15, 2002, the company agreed to sell the assets of its NC utility operation to Piedmont Natural Gas of North Carolina for approximately $24 million after post-closing adjustments. The transaction closed on September 30, 2002, after all regulatory approvals had been obtained. NC had operating revenues of $14.6 million, operating margins of $5.1 million, and operating income of $1.4 million that have been included in discontinued operations for the nine months ended June 30, 2002.

On July 16, 2002, the company ceased the operations of its telephone equipment and United States Postal Service product lines of TIC. These product lines had operating revenues of $8.3 million, operating margins of $3.2 million, and operating losses of $7.6 million that have been included in discontinued operations for the nine months ended June 30, 2002.

During September 2002, the company approved a plan to sell its NUI Environmental subsidiary, at which time the company began to actively seek a buyer. NUI Environmental incurred operating losses of $0.9 million and $1.6 million that have been included in discontinued operations for the nine months ended June 30, 2003 and 2002, respectively.

During June 2003, the company approved a plan to sell the billing services operations of its UBS subsidiary, at which time the company began to actively seek a buyer. The billing services operations of UBS had operating revenues of $3.7 million, operating margins of $2.2 million, and operating income of $0.8 million that have been included in discontinued operations for the nine months ended June 30, 2003. The billing services operations of UBS had operating revenues of $2.0 million, operating margins of $1.0 million, and operating income of $0.1 million that have been included in discontinued operations for the nine months ended June 30, 2002.

During June 2003, the company approved a plan to sell its NUI Telecom subsidiary, at which time the company began to actively seek a buyer. In conjunction with the decision, the company recorded a charge of approximately $18.1 million, after-tax, to adjust the assets of NUI Telecom to its estimated fair market value and a charge of approximately $2.3 million, after-tax, to write-off the remaining goodwill of TIC. Excluding the charges noted above, NUI Telecom had operating revenues of $38.6 million, operating margins of $13.7 million, and operating losses of $2.2 million that have been included in discontinued operations for the nine months ended June 30, 2003. NUI Telecom had operating revenues of $32.8 million, operating margins of $13.2 million, and operating losses of $7.2 million that have been included in discontinued operations for the nine months ended June 30, 2002.

8.     Earnings (Loss) per Share

The following table summarizes the company's basic earnings per share calculations for the three and nine-month periods ended June 30 (amounts are in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002*	2003	2002*
Income (loss) from continuing operations	$(3,826)	$(3,544)	$22,013	$19,702
Loss from discontinued operations	(21,244)	(7,791)	(21,906)	(8,953)
Effect of change in accounting	---	---	(5,869)	(17,642)
Net loss	$(25,070)	$(11,335)	$(5,762)	$ (6,893)

Weighted average shares outstanding	16,021	15,758	16,040	14,632

Earnings (loss) per share:
Income from continuing operations	$(0.24)	$(0.23)	$ 1.37	$1.35
Loss from discontinued operations	(1.33)	(0.49)	(1.36)	(0.61)
Effect of change in accounting	---	---	(0.37)	(1.21)
Net income	$(1.57)	$(0.72)	$(0.36)	$(0.47)

The company does not have dilutive shares as of June 30, 2003. The diluted earnings per share for the three and nine-month periods ended June 30, 2002 were anti-dilutive and have been omitted.

*- As restated (see Note 2)

9.     Comprehensive Income

 The components of Comprehensive Income are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002*	2003	2002*
Net loss	$(25,070)	$(11,335)	$(5,762)	$(6,893)

Other comprehensive income (loss):
Derivatives qualifying as hedges, net	(274)	---	106	---
Total comprehensive loss	$(25,344)	$(11,335)	$(5,656)	$(6,893)

*- As restated (see Note 2)

Accumulated other comprehensive income, included in Common Shareholders' Equity on the Consolidated Balance Sheet was ($1,017) at June 30, 2003, and ($1,123) at September 30, 2002. Included in the balance at June 30, 2003, was ($1,123) related to minimum pension liability (net of $780 in taxes) and $106 related to derivatives qualifying as hedges (net of $74 in taxes).

The derivative hedges described above cover various time periods ranging from July 2003 to January 2005.

10.  Stock Options

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

Had employee compensation expense been recognized based on the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the company's net income and diluted earnings per share for the periods ended June 30 would have been as shown in the following table (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002*	2003	2002*
Net loss as reported	$(25,070)	$(11,335)	$(5,762)	$(6,893)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(473)	(482)	(1,420)	(943)
Pro forma net loss	$(25,543)	$(11,817)	$(7,182)	$(7,836)

Earnings per Share:
Basic & Diluted- as reported	$(1.57)	$(0.72)	$(0.36)	$(0.47)

Basic & Diluted- pro forma	$(1.59)	$(0.75)	$(0.45)	$(0.54)

*- As restated (see Note 2)

11.  Notes Payable to Banks

On February 12, 2003, the company and NUI Utilities each entered into a new revolving credit facility that replaced their respective previous credit facilities.  The company's new credit facility consists of a credit agreement that allows it to borrow up to approximately $38.1 million, and NUI Utilities' new credit facility consisted of a credit agreement and a 364-day bridge loan, which collectively allowed NUI Utilities to borrow up to an aggregate of approximately $141.9 million.  On June 27, 2003, the NUI Utilities credit facility became fully subscribed at an aggregate of $141.9 million, and the 364-day bridge loan was terminated. These credit agreements mature on February 11, 2004, and may be extended in successive 364-day increments upon obtaining approval of all the respective lenders.  The credit agreements require the company and NUI Utilities to meet certain respective covenants and limitations as well as require the company and NUI Utilities, respectively, to maintain certain financial ratios.  Included in these covenants are provisions that limit the ability of each of the company and NUI Utilities to incur future indebtedness, make capital expenditures above certain levels, enter into sale-leaseback transactions, pledge or sell assets, make acquisitions or investments, merge or pay dividends on common stock. In addition, the creation of guarantees, other than those in the normal course of business, is prohibited.  The company must maintain a fixed charge coverage ratio of not less than 1.50x and NUI Utilities must maintain a fixed charge coverage ratio of not less than 1.75x. The company and NUI Utilities each must maintain leverage ratios of not more than 0.65 from March 1 through August 31 and not more than 0.70 from September 1 through February 28 (or 29, if applicable). The NUI Utilities' credit agreement limits the payment of dividends from NUI Utilities to the company to not more than $100 million.  The credit agreements permit the company and NUI Utilities to enter into up to an aggregate $50 million of sale/leaseback transactions to provide financing flexibility.

In August 2003, NUI Utilities entered into an amendment with the lenders under its credit agreement which, among other things, permits NUI Utilities to obtain an additional $50.0 million of indebtedness, as well as to refinance such line indebtedness through certain financing transactions.  NUI Utilities is currently in discussions to obtain the additional $50.0 million, although no agreement has been reached as of the date of this report.

At June 30, 2003, aggregate outstanding borrowings under the company's and NUI Utilities' credit agreements were $149.6 million with a combined weighted average interest rate of 3.2 percent. On that date, the company had outstanding borrowings under its credit facility amounting to $25.7 million and unused borrowing capacity amounting to $12.4 million, and NUI Utilities had outstanding borrowings under its credit facility amounting to $123.9 million and unused borrowing capacity amounting to $18.0 million. Also, as of June 30, 2003, approximately $11.5 million of cash was held as short-term investments, a substantial portion of which was being held toward repayment of short-term borrowings under the credit agreements.

The weighted average daily amounts of borrowings outstanding under the company's credit facility and the weighted average interest rates on those amounts were $18.6 million and $35.8 million at 2.8 percent and 3.0 percent for the three and nine-month periods ended June 30, 2003, respectively, and $58.2 million and $107.3 million at 2.6 percent and 3.5 percent for the three and nine-month periods ended June 30, 2002, respectively. The weighted average daily amounts outstanding of borrowings under NUI Utilities' credit facility and the weighted average interest rates on those amounts were $126.8 million and $114.2 million at 2.8 percent and 2.7 percent for the three and nine-month periods ended June 30, 2003, respectively, and $66.2 million and $67.9 million at 2.5 percent and 2.8 percent for the three and nine-month periods ended June 30, 2002, respectively.

 12.  Contingencies

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUI Saltville Storage, Inc., a subsidiary of NUI Corporation, and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC (LLC).  VGC received final regulatory approvals during January 2003 and contributed certain storage assets valued at approximately $16.3 million to the LLC. DEGT has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose.  To the extent the LLC determines it needs additional funding (which decision can only be made jointly by the company and DEGT), the company and DEGT are obligated to fund the development of the LLC equally.

The company has funded approximately $9.2 million toward the development of the LLC through June 30, 2003, and currently estimates its share of  funding needs to be approximately $9.1 million for the remainder of fiscal 2003, $7.3 million in fiscal 2004, $0.8 million in fiscal 2005, $0.7 million in fiscal 2006, and $0.8 million in fiscal 2007. The company is exploring various options to satisfy the remainder of its funding requirements for the joint venture during fiscal 2003, including a sale-leaseback by the LLC of a compressor station with a portion of the proceeds from such sale-leaseback being retained by the LLC.

Guarantees. The company has guarantees of approximately $286.0 million to 67 counterparties as of June 30, 2003, in support of NUI Energy Brokers' trading activities. These guarantees are necessary to facilitate trading with a broad group of potential counterparties, although typically NUI Energy Brokers uses only a fraction of the issued guarantees at any given time. Further, since NUI Energy Brokers has netting agreements in place with most of its counterparties, the guarantees would apply only to net balances owed to its respective counterparties with which it has such agreements. As of June 30, 2003, the amount of purchases covered by outstanding guarantees was approximately $19.6 million.

NUI Telecom has a contract with a service provider, which guarantees that NUI Telecom will purchase a minimum of $400,000 of services monthly through February 2004. The guarantee was necessary to support NUI Telecom's purchase of capacity to use in the provision of telecommunications services. The penalty for purchasing less than the minimum amount is 25 percent of each dollar below $400,000. NUI Telecom has historically purchased services in excess of $400,000 from the service provider, and accordingly has not recorded any penalty amounts under the guarantee.

Environmental Matters. The company owns, or previously owned, certain properties located in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland on which manufactured gas plants (MGP) were operated by the company or by other parties in the past. In New Jersey, the company is currently conducting remedial activities at such properties with oversight from the New Jersey Department of Environmental Protection and anticipates the initiation of such activities in the state of North Carolina within the next five years.  Although the actual cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded a total reserve of approximately $33.5 million, which the company believes is the probable minimum amount that the company may expend for environmental investigation and remediation efforts over the next 30 years.  Of this reserve, approximately $29.8 million relates to remediation of the New Jersey MGP properties and approximately $3.7 million relates to remediation of MGP properties located outside the state of New Jersey.

The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the New Jersey Board of Public Utilities (NJBPU) to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has begun rate recovery of approximately $8.2 million of environmental costs incurred through June 30, 2000. Recovery of an additional $1.7 million in environmental costs incurred between July 1, 2000, and June 30, 2002, is currently pending NJBPU approval. Accordingly, the company has recorded a regulatory asset of approximately $35.9million as of June 30, 2003, reflecting the future recovery of both incurred costs and future environmental remediation liabilities in the state of New Jersey.  The company has also been successful in recovering a portion of MGP remediation costs incurred in New Jersey from the company's insurance carriers and continues to pursue additional recovery.  With respect to costs associated with the MGP properties located outside New Jersey, the company is currently pursuing or intends to pursue recovery from former owners and operators, and/or insurance carriers. Although the company has been successful in recovering a portion of MGP remediation costs incurred outside New Jersey from the company's insurance carriers, the company is not able to express a belief as to the success of any additional recovery efforts. The company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Amendment of Senior Note Purchase Agreement. In January 2003, the company became aware that it was in technical default during fiscal 2002 under certain covenants contained in its Senior Note Purchase Agreement dated as of August 20, 2001. On January 24, 2003, the company obtained a 30-day waiver from the holders of the notes (the noteholders) of certain covenant violations in the Senior Note Purchase Agreement, including entering into an agreement imposing restrictions on subsidiaries' ability to pay dividends to the company and make advances to and investments in the company, entering into a debt agreement whereby subsidiaries guaranteed debt of NUI Corporation, the minimum fixed charge coverage ratio, restrictions on the ability to enter into sale and leaseback transactions, and the requirement that the company deliver certain financial information and statements of cash flows to the noteholders.

On February 20, 2003, the company and the noteholders amended the Senior Note Purchase Agreement for the purpose of curing all the covenant violations. The amended agreement contained certain provisions that were subject to the approval of, or required action by, the banks participating in the company's $38.1 million 364-day credit facility. These provisions were: 1) the approval by the banks of an increase in the interest rate under each of the senior notes issued pursuant to the Senior Note Purchase Agreement (the senior notes) of 50 basis points (or 0.50 percent), 2) the approval by the banks of the execution by certain of the company's non-regulated subsidiaries (the "non-restricted subsidiaries" as defined in the company's bank credit facility) of guarantees (the senior note guarantees) of prompt payment when due of the indebtedness under the senior notes issued pursuant to the Senior Note Purchase Agreement, and 3) the execution by the banks of an Inter-creditor Agreement, reasonably satisfactory to the banks and noteholders, providing for the pro-rata sharing by the lenders and the noteholders of any proceeds received by any of the lenders under any of the bank guarantees or the senior note guarantees. The amendment to the Senior Note Purchase Agreement also provided for the establishment of a "Priority Indebtedness" covenant requiring the company to maintain a ratio of "priority debt" (all indebtedness of the company secured by liens plus all indebtedness of the restricted subsidiaries, as defined in the amendment) to consolidated assets of not more than 50 percent, and not more than 40 percent for at least thirty consecutive days during the preceding twelve months.

On March 31, 2003, the company and the banks amended the company's credit facility to approve the interest rate change with respect to the senior notes, to approve the guarantee by the non-restricted subsidiaries of the prompt payment when due of the indebtedness under the senior notes, and to approve the execution of the Inter-creditor Agreement referenced above. This amendment to the company's credit facility also provided for a new pricing grid, which increased the company's cost of borrowing under the credit facility by 25 basis points (0.25 percent).

In addition, on April 1, 2003, the company and the noteholders further amended the Note Purchase Agreement to reflect the above changes to the company's credit facility and to make certain conforming other amendments.

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

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $53.3 million annually.  The company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses. As a result of the unbundling of natural gas services in New Jersey, these contracts may result in the realization of stranded costs by the company.  Management believes the outcome of these actions will not have a material adverse effect on the company's results.  The company also is committed to purchase from a single supplier, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 billion cubic feet (Bcf) per year. In the event that the company does not purchase the minimum quantity in a given year, the company has until the next contract year to make up the difference or risk a reduction in the contracted daily delivery quantity.  During the fiscal year ended September 30, 2002, the company's continuing utility operations purchased a total of 36.0 Bcf, and accordingly the company expects that minimum demand on its systems for the duration of these contracts will continue to exceed this minimum purchase requirement.

Other. Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and its president and chief executive officer violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003, and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation.  The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 12, 2003, and subsequently plaintiffs were granted leave to file a Second Amended Consolidated Complaint. By stipulation of the parties, responsive pleadings are to be served on our about August 28, 2003. No discovery has yet occurred. The Second Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company, its president and chief executive officer, and its chief financial officer. Specifically, the Second Amended Complaint alleges that the defendants (i) failed to disclose material facts that would impair the company's current and future earnings, including (a) the allegedly accurate amount and explanation of the company's bad debts, (b) a purportedly illegal practice by the company in "re-terminating" intrastate calls, (c) alleged accounting improprieties in connection with purportedly unearned revenue, and (d) allegedly inaccurate earnings per share information, and (ii) inflated the company's earnings materially by (a) allegedly making misleading statements concerning, and failing to properly record bad debt costs, (b) allegedly attributing the company's rising costs to incorrect and immaterial factors, and (c) purportedly pursuing illegal telecommunications billing practices. The Second Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. Furthermore, on December 23, 2002, a law firm made a public announcement with respect to a lawsuit purportedly filed in the Southern District of New York on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002 against NUI Corporation and John Kean, Jr., alleging violations under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.  Specifically, the announcement alleges that the company knowingly or recklessly failed to properly record fixed cost expenses, accrue necessary pension expenses and reserve adequate amounts for its self-insured medical benefits in its quarterly financial statements.  At this time, the company has not been served with the purported complaint. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

The company is involved in various other claims and litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

13. New Accounting Standards

During fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment and Disposal of Long-lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS 121 implementation issues. As a result of the adoption of this standard, the company has classified the operating results of subsidiaries to be disposed of as "Discontinued Operations" in the Consolidated Statements of Income; assets and liabilities of these subsidiaries as "Held for Sale" in the Consolidated Balance Sheets; and "Changes in Assets and Liabilities Held for Sale" in the Consolidated Statements of Cash Flows. See further discussion of the subsidiaries being disposed of in Note 7.

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

     -       The EITF indicated that an entity should not record unrealized gains or losses at the inception of derivative contracts unless the fair value of each contract in its entirety is evidenced by quoted market prices or other current market transactions for contracts with similar terms and counterparties.

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

The primary contracts that are affected as a result of applying the new consensus are the full requirements natural gas sales contracts associated with NUI Energy and a large natural gas storage contract within NUI Energy Brokers. However, the majority of NUI Energy Brokers' contracts are considered derivatives under SFAS 133 and continue to be marked-to-market through earnings. The cumulative effect adjustment to convert the contracts that did not meet the definition of a derivative under SFAS 133 to accrual accounting effective on January 1, 2003, was a loss of approximately $9.9 million before taxes.

Additionally, in accordance with one of the provisions of EITF 02-03, the company has recorded the margins earned under the previous accounting guidance of EITF 98-10 by both NUI Energy Brokers and NUI Energy on a net basis. In previous periods, both NUI Energy Brokers and NUI Energy included both the cost of the purchased gas and the operating margin earned for all physical transactions within operating revenues on the Consolidated Statement of Income. For financial trades such as futures, options and swap transactions, NUI Energy Brokers and NUI Energy had historically recorded only the operating margin component, but within the purchased gas and fuel line item on the Consolidated Income Statement. The adoption of net-basis reporting has no effect on these transactions or cash flows other than to reclassify and present total margins earned within the operating revenues line item on the Consolidated Statement of Income. In accordance with EITF 02-03, all prior periods have been reclassified to conform to this presentation. As a result of net-basis reporting, NUI reduced operating revenues and purchased gas and fuelline items by $82.1 million and $235.1 million for the three and nine months ended June 30, 2002, respectively, with no changes to total operating margins.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no impact on the company's net income or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The company has included these disclosures under "Guarantees" in Note 12.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" (SFAS 148). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to such compensation. The company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and has provided the prominent disclosures required in Note 10.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that, by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company is currently evaluating the consolidation requirements with respect to its joint venture with Duke Energy (see Note 12).

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The standard requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The standard also revises the definition of liabilities to encompass certain obligations that an entity can or must settle by issuing its own shares, depending on the nature of the relationship established between the holder and the entity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect the adoption of this statement will have a material impact on the company's net income or financial position.

14.    Business Segment Information

 The company's operations are organized and managed as three primary segments: Distribution Services, Energy Asset Management (formerly Wholesale Energy Marketing and Trading), and Retail and Business Services. The Distribution Services segment currently distributes natural gas in three states through the company's regulated utility operations, as well as engaging in appliance leasing, repair and maintenance operations and off-system gas sales. The Energy Asset Management segment reflects the operations of the company's NUI Energy Brokers and all of the VGC subsidiaries. The Retail and Business Services segment reflects the operations of the company's NUI Energy subsidiary and OAS, the digital mapping business of UBS.  The company also has corporate operations that do not generate any revenues.

The following table provides information concerning the major segments of the company for the three and nine-month periods ended June 30, 2003 and 2002. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation.  All of the company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2003	2002*	2003	2002*
Revenues:
Distribution Services	$127,243	$92,930	$524,690	$407,854
Energy Asset Management	3,245	4,147	24,671	19,694
Retail and Business Services	61	(364)	803	2,280
Intersegment Revenues	(12)	(377)	(552)	(1,651)
Total Revenues	$130,537	$96,336	$549,612	$428,177

Operating Margins:
  Distribution Services
	$38,055	$31,862	$158,065	$138,423
Energy Asset Management	2,871	3,705	23,438	18,924
Retail and Business Services	(192)	(364)	120	2,280
Total Operating Margins	$40,734	$35,203	$181,623	$159,627

Pre-Tax Operating Income (Loss):
Distribution Services	$2,766	$1,926	$49,457	$48,701
Energy Asset Management	(613)	231	13,402	8,590
Retail and Business Services	(1,912)	(1,715)	(7,769)	(1,982)
Total Pre-Tax Operating Income	$ 241	$ 442	$ 55,090	$55,309

*- As restated (see Note 2)

A reconciliation of the company's segment pre-tax operating income to amounts reported on the consolidated financial statements is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2003	2002*	2003	2002*

Segment Pre-Tax Operating Income	$ 241	$ 442	$55,090	$55,309
Non-segment pre-tax operating income (loss)	(180)	(1,300)	(1,648)	(5,064)
Pre-Tax Operating Income (Loss)	$ 61	$ (858)	$53,442	$50,245

*- As restated (see Note 2)

NUI Corporation and Subsidiaries Summary Consolidated Operating Data
	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002*	2003	2002*
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$46,261	$36,882	$241,666	$205,786
Commercial and industrial	20,364	12,988	100,139	80,714
Interruptible Sales	18,330	11,751	49,222	29,712
Unregulated Sales	26,206	21,220	98,012	72,539
Transportation Services	11,427	11,032	39,168	37,118
Customer Service, Appliance Leasing and Other	22,122	19,608	64,261	57,188
Total Revenues	144,710	113,481	592,468	483,057
Revenues by Discontinued Operations	(14,173)	(17,145)	(42,856)	(54,880)
Operating Revenues from Continuing Operations	$130,537	$96,336	$549,612	$428,177

Gas Sold or Transported (in MMcf)
Firm Sales:
Residential	3,625	3,299	23,438	19,254
Commercial and industrial	1,721	1,449	10,272	8,709
Interruptible Sales	2,608	2,598	7,629	7,689
Unregulated Sales	17,287	28,642	75,579	86,135
Transportation Services	7,749	9,342	28,036	30,364
Total Gas Sold or Transported	32,990	45,330	144,954	152,151
Gas Sold or Transported by Discontinued Operations	---	(1,537)	(239)	(5,563)
Gas Sold or Transported by Continuing Operations	32,990	43,793	144,715	146,588

Average Utility Customers Served
Firm Sales:
Residential	341,551	356,878	347,175	357,108
Commercial and industrial	22,123	24,339	22,961	24,381
Interruptible Sales	24	41	30	40
Transportation	4,120	4,076	4,137	4,052
Total Average Utility Customers Served	367,818	385,334	374,303	385,581
Average Utility Customers Served by Discontinued Operations	---	(20,715)	(6,548)	(20,733)
Average Utility Customers Served by Continuing Operations	367,818	364,619	367,755	364,848

Degree Days in New Jersey
Actual	712	537	5,400	3,960
Normal	553	566	4,795	5,093
Percentage variance from normal	29% colder	5% warmer	13% colder	22% warmer

Employees (period end)	1,095	1,415

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

Overview

The following discussion and analysis refers to NUI Corporation and its subsidiaries (collectively referred to as "NUI," the "company," "we," or "our"). The company is a diversified energy company that is primarily engaged in the sale and distribution of natural gas, wholesale energy portfolio and risk management, retail energy sales and telecommunications. Its local utility operations are carried out by NUI Utilities, Inc. (NUI Utilities) and a subsidiary of Virginia Gas Company (VGC), and serve more than 367,000 customers in four states along the eastern seaboard of the United States. NUI Utilities is comprised Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). The company sold its North Carolina Gas (NC) utility operation during September 2002, and sold its Valley Cities Gas and Waverly Gas (VCW) utility operations during November 2002. VGC is also engaged in other activities, such as pipeline operation and natural gas storage. In addition, the company is also engaged in several non-regulated businesses including NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy portfolio and risk management subsidiary; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc. (UBS), a geospatial, billing and customer information systems and services subsidiary; NUI Telecom, Inc. (NUI Telecom), a non-facilities based telecommunications services subsidiary; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary.

The company has decided to narrow its business focus by concentrating on the company's core utility and energy asset management businesses and by seeking to divest selected non-core assets. During June 2003, the company began to seek buyers for its NUI Telecom subsidiary and the billing services operations of its UBS subsidiary. The company has classified NC, VCW, the billing services operations of UBS, NUI Environmental, NUI Telecom, and TIC as discontinued operations (see Note 7 of the Notes to the Consolidated Financial Statements).

Results of Operations

Consolidated Review of Results of Operations

The following discussion is intended to provide an overview of consolidated results for the three and nine-month periods ended June 30, 2003 and 2002. The results of operations for fiscal 2001 and 2000, as well as the first three quarters of fiscal 2002 have been restated (see Note 2 of the Notes to the Consolidated Financial Statements). Following this discussion is a more detailed overview of the results for NUI's three business segments.

Net Income or Loss.  NUI had net losses of $25.1 million, or $1.57 per share, for the three months ended June 30, 2003, as compared to net losses of $11.3 million, or $0.72 per share, for the three months ended June 30, 2002.  The increase in net losses during the current three-month period was primarily due to a non-cash charge of approximately $20.3 million, or $1.27 per share, after-tax, to adjust the carrying value of assets being held for sale to their fair market value, in conjunction with company's decision to sell its NUI Telecom subsidiary (see Note 7 to the Notes to the Consolidated Financial Statements). Exclusive of this charge, net losses for the three months ended June 30, 2003, were approximately $4.7 million, or $6.6 million less than the same period in the prior fiscal year. This decrease was primarily a result of reduced losses of approximately $6.9 million from discontinued operations during the three-month period ended June 30, 2003, as compared to the prior fiscal year. The amount of net loss for the three months ended June 30, 2003, exclusive of the charge discussed above is a non-GAAP financial measure, which management believes is useful to readers because it provides a better comparison of the company's period-to-period results. The amount of net loss calculated under GAAP for the three months ended June 30, 2003 totaled $25.1 million and includes the non-cash charge of $20.3 million discussed above.

NUI had net losses of $5.8 million, or $0.36 per share, for the nine months ended June 30, 2003, as compared to net losses of $6.9 million, or $0.47 per share, for the nine months ended June 30, 2002. The decrease in losses during the current nine-month period was primarily due to improved income from continuing operations of approximately $2.4 million, as a result of weather that was 36 percent colder than the prior fiscal year period, the effect of the company's base rate increase in New Jersey (see Regulatory Matters), and lower effect of charges for changes in accounting of approximately $11.8 million during the current fiscal year period (see Notes 5 and 13 of the Notes to the Consolidated Financial Statements). These increases were partially offset by increased losses by discontinued operations of approximately $13.1 million during the nine months ended June 30, 2003 (see discussion which follows).

On July 31, 2003, the company issued an earnings release that excluded the mapping business of UBS from continuing operations. The mapping business should have been included in continuing operations and therefore the company's operating revenues for the three months ended June 30, 2003, should have been reported as $130.537 million instead of $130.011 million, and operating income for the three months ended June 30, 2003, should have been reported as $61,000 instead of $78,000. The company's operating revenues for the three months ended June 30, 2002, should have been reported as $96.336 million instead of $95.878 million, and operating losses for the three months ended June 30, 2002, should have been reported as $858,000 instead of $875,000. The company's operating revenues for the nine months ended June 30, 2003, should have been reported as $549.612 million instead of $548.090 million, and operating income for the nine months ended June 30, 2003, should have been reported as $53.442 million instead of $53.395 million. The company's operating revenues for the nine months ended June 30, 2002, should have been reported as $428.177 million instead of $426.419 million, and operating income for the nine months ended June 30, 2002, should have been reported as $50.245 million instead of $50.025 million.

Income or Losses from Continuing Operations.  Losses from continuing operations were $3.8 million, or $0.24 per share, for the three-month period ended June 30, 2003, compared with losses of $3.5 million, or $0.23 per share, for the same period in fiscal 2002. The increase in losses from continuing operations during the three-month period ended June 30, 2003, is primarily due to increased operations and maintenance expenses of approximately $6.9 million, as a result of higher costs for bad debts (approximately $2.1 million), labor (approximately $1.0 million), professional fees related to meeting the requirements of the Sarbanes-Oxley Act (approximately $1.0 million), bank fees (approximately $0.8 million), pension expenses (approximately $0.7 million), legal fees (approximately $0.7 million), insurance (approximately $0.6 million); and increased interest expense of $1.1 million as a result of increased rates and additional borrowings during the current three-month period, as compared to the same period in fiscal 2002 (see Liquidity and Capital Resources). These increases were partially offset by increased operating margins of approximately $5.5 million, primarily due to the effect of weather that was 33 percent colder than the same period in the prior fiscal year, and the effect of the base rate increase discussed earlier.

Income from continuing operations was $22.0 million, or $1.37 per share, for the nine-month period ended June 30, 2003, compared with $19.7 million, or $1.35 per share, for the same period in fiscal 2002. The increase in income from continuing operations during the nine-month period ended June 30, 2003, is primarily due to increased operating margins of approximately $22.0 million, mainly due to weather that was 36 percent colder than the nine-month period ended June 30, 2002 (approximately $6.0 million); the base rate increase by the company's natural gas distribution company in New Jersey previously noted (approximately $9.5 million); and increased operating margins by NUI Energy Brokers which resulted from the gains associated with gas supply procurement contracts of NUI Energy and improved profitability from asset management opportunities during the current fiscal year, as compared to the same period in the prior fiscal year. These increases were partially offset by reduced operating margins by NUI Energy due to a payment made to the purchaser of certain assets of NUI Energy; severance and other costs associated with exiting the company's retail energy marketing business; and higher costs for bad debts (approximately $6.7 million), labor (approximately $3.8 million), pension expenses due to lower discount rate and asset return assumptions (approximately $2.7 million), insurance (approximately $1.5 million), professional fees related to addressing the requirements of the Sarbanes-Oxley Act (approximately $1.4 million), bank fees (approximately $1.3 million), and legal fees (approximately $1.3 million).

Discontinued Operations.  After-tax losses from discontinued operations for the three months ended June 30, 2003, were $21.2 million, or $1.33 per share, compared to $7.8 million, or $0.49 per share during the prior fiscal year. The increased losses during the third quarter of fiscal 2003 were primarily due to a non-cash charge of approximately $20.3 million, after tax, to adjust the carrying value of assets being held for sale to their fair market value, in conjunction with company's decision to exit the telecommunications business. Losses from discontinued operations during the three-months ended June 30, 2003, include losses incurred by NUI Telecom (approximately $1.0 million, excluding the charge noted above) and NUI Environmental (approximately $0.3 million), and income by UBS of approximately $0.3 million. Losses from discontinued operations during the three months ended June 30, 2002 include losses incurred by NUI Telecom (approximately $7.3 million), NC (approximately $0.3 million), UBS  (approximately $0.2 million) and NUI Environmental (approximately $0.2 million), and income by VCW of approximately $0.2 million (see Note 7 of the Notes to the Consolidated Financial Statements).

After-tax losses from discontinued operations for the nine months ended June 30, 2003, were $21.9 million, or $1.36 per share, compared to $9.0 million, or $0.61 per share during the same period in fiscal 2002. The increased losses during fiscal 2003 were primarily due to the $20.3 million charge related to the company's decision to sell NUI Telecom discussed above. In addition, the losses from discontinued operations during the nine-month period ended June 30, 2003, include losses by NUI Telecom (approximately $1.1 million), NUI Environmental (approximately $0.5 million), NC (approximately $0.4 million), and VCW (approximately $0.1 million), and income by UBS of approximately $0.5 million. Losses from discontinued operations during the nine-month period ended June 30, 2002, include losses by NUI Telecom (approximately $9.6 million) and NUI Environmental (approximately $0.9 million), and income by NC (approximately $0.6 million) and VCW (approximately $1.1 million).

Business Segment Review of Results of Operations

The following is a discussion of the company's business segment results of operations and is presented based on Income from Continuing Operations before Interest and Taxes. Included in operations and maintenance expenses for each of NUI's business segments are allocations of corporate costs related to shared service functions such as human resources, accounting and information technology, which are allocated based on the company's cost allocation policy. In addition, the company has corporate operations that incurred operations and maintenance expenses of $(0.1) million and $1.0 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $0.8 million and $3.1 million for the nine-month periods ended June 30, 2003 and 2002, respectively, principally related to the company's investment in various business ventures, which have not yet earned revenues. These costs are not allocated to our business segment results.

Distribution Services Segment

The company's Distribution Services segment distributes natural gas in three states through the company's regulated natural gas utility operations.  These operations are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). This segment also includes the company's appliance leasing, repair, maintenance operations and service business as well as off-system sales. The company recently sold three of its natural gas utility operations: NC was sold in September 2002, and VCW (New York and Pennsylvania operations) was sold in November 2002 (see Note 7 of the Notes to the Consolidated Financial Statements). The results for these operations are reflected in Discontinued Operations in the Consolidated Financial Statements for the three and nine-month periods ended June 30, 2003 and 2002. The Income from Continuing Operations before Interest and Taxes results for the segment is as follows:

(Dollars in thousands)	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002*	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002*
Operating Revenues	$127,243	$92,877	$524,690	$407,299
Purchased Gas and Fuel	84,540	56,809	348,017	253,027
Cost of sales and services	2,222	2,200	7,399	6,748
Energy Taxes	2,426	2,006	11,209	9,101
Operating Margins	38,055	31,862	158,065	138,423
Operating Expenses:
Operations & Maintenance Expenses	27,780	20,685	81,940	63,337
Depreciation & Amortization	7,149	7,742	22,869	21,856
Taxes Other than Income	360	1,509	3,799	4,529
Total Operating Expenses	35,289	29,936	108,608	89,722
Other Income & Expense	82	(190)	399	(84)
Income from Continuing Operations before Interest and Taxes	$2,848	$1,736	$49,856	$48,617

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

Distribution Services operating revenues increased by $34.3 million, or 37 percent, to $127.2 million during the three months ended June 30, 2003, as compared to $92.9 million in the same period in fiscal 2002. The increase in revenues was primarily attributable to the result of weather in New Jersey that was 29 percent colder than normal and 33 percent colder than the same period in fiscal 2002, the effect of a base rate increase in New Jersey, which went into effect on November 22, 2002 (see Regulatory Matters), increased off-system sales as a result of higher natural gas prices, and customer growth.

Distribution Services operating revenues increased by $117.4 million, or 29 percent, to $524.7 million during the nine months ended June 30, 2003, as compared to $407.3 million in the same period in fiscal 2002. The increase in revenues was primarily attributable to the result of weather in New Jersey that was 13 percent colder than normal and 36 percent colder than the same period in fiscal 2002, the effect of a rate increase in New Jersey referred to above, increased off-system sales, and customer growth, consistent with the quarterly changes previously noted.

Operating Margins. Operating margins increased by $6.2 million, or 19 percent, to $38.1 million for the three months ended June 30, 2003, as compared to $31.9 million in the same period in fiscal 2002. Of the factors previously discussed in operating revenues, the impact on operating margins of the colder weather contributed approximately $1.2 million, the rate increase contributed approximately $3.7 million, and  customer growth contributed approximately $1.3 million. Total operating margins from off-system gas sales were $0.3 million for the three-month periods ended June 30, 2003 and 2002. The company has a weather normalization clause in its New Jersey tariff, which is designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $1.3 million lower and $0.5 million higher in the fiscal 2003 and 2002 periods, respectively, than they otherwise would have been without such clauses. Historically, the company's weather normalization clause in New Jersey was based on a 30-year weather average and did not fully protect the company from the adverse impacts of warm weather. As a result of the new base rate increase referred to above, the weather normalization clause was adjusted to a 20-year weather average to better reflect current weather trends and should provide more stability of operating results and improved cash flows for NUI's New Jersey utility throughout fiscal 2003.

Operating margins increased by $19.7 million, or 14 percent, to $158.1 million for the nine months ended June 30, 2003, as compared to $138.4 million in the same period in fiscal 2002. Of the factors previously discussed in operating revenues, the impact on operating margins of the colder weather contributed approximately $7.3 million, the rate increase contributed approximately $9.5 million, and customer growth contributed approximately $2.9 million. Total operating margins from off-system gas sales were $1.1 million and $1.0 million for the nine months ended June 30, 2003 and 2002, respectively. As a result of weather normalization clauses, operating margins were approximately $6.1 million lower and $8.5 million higher in the fiscal 2003 and 2002 periods, respectively, than they otherwise would have been without such clauses. With the exception of demand caused by changes in weather, the company does not anticipate any significant changes in the economic outlook for natural gas sales in this segment for the remainder of fiscal 2003.

Operating Expenses. Operations and maintenance expenses increased by $7.1 million, or 34 percent, to $27.8 million for the three months ended June 30, 2003, as compared with $20.7 million in the same period in fiscal 2002. This was mainly due to increases in bad debt expenses (approximately $1.4 million), pension expenses due to lower discount rate and asset return assumptions (approximately $0.6 million), labor costs related to wage increases and additional personnel (approximately $0.7 million), costs for utility programs such as energy conservation and customer education (approximately $0.5 million), insurance costs for general liability (approximately $1.0 million), as well as increased allocated corporate expenses such as auditing, legal and bank fees (approximately $2.9 million).

Depreciation and amortization expense decreased to $7.1 million for the three months ended June 30, 2003, as compared to $7.7 million in the same period in fiscal 2002, as a result of reduced plant-in-service during the current three-month period as compared to the prior year.

Taxes, other than income taxes, decreased to $0.4 million for the three months ended June 30, 2003, as compared to $1.5 million in the same period in fiscal 2002, as a result of a true-up of a regulatory assessment during the current three-month period as compared to the prior year.

Operations and maintenance expenses increased by $18.6 million, or 29 percent, to $81.9 million for the nine months ended June 30, 2003, as compared with $63.3 million in the same period in fiscal 2002. The increase was mainly due to increases in bad debt expenses (approximately $3.5 million), pension expenses due to lower discount rate and asset return assumptions (approximately $2.6 million), labor costs related to the rate case, wage increases, and additional personnel (approximately $2.7 million), costs for utility programs such as energy conservation and customer education (approximately $1.4 million), insurance costs for general liability (approximately $1.8 million), materials and supplies costs used by the appliance operations (approximately $0.6 million), as well as increased allocated corporate expenses (approximately $5.8 million).

Because of the increase in operating revenues due to the colder than normal weather discussed earlier and the base rate increase, the company has had increased exposure to bad debts during fiscal 2003. This could have an adverse effect on operating results for this segment for the remainder of the fiscal year. The company also anticipates increased costs related to pension expense, insurance costs and allocated corporate expenses resulting from additional auditing, legal, and treasury expenses, as well and other costs incurred by the company associated with fulfilling the requirements of the Sarbanes-Oxley Act of 2002 during the remainder of fiscal 2003.

Depreciation and amortization expense increased to $22.9 million for the nine months ended June 30, 2003, as compared to $21.9 million in the same period in fiscal 2002, as a result of additional plant-in-service.

Energy Asset Management Segment

The Energy Asset Management segment (formerly Wholesale Energy Marketing and Trading) includes the operations of the company's NUI Energy Brokers subsidiary, and the distribution, storage and pipeline operations of VGC. Off-system gas sales, which were previously included in this segment, have been included within the Distribution Services segment.

(Dollars in thousands)	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002*	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002*
Operating Revenues	$3,233	$3,823	$24,119	$18,599
Purchased Gas and Fuel	362	118	681	(325)
Operating Margins	2,871	3,705	23,438	18,924
Operating Expenses:
Operations & Maintenance Expenses	2,998	2,519	7,995	7,892
Depreciation & Amortization	268	623	1,429	1,918
Taxes Other than Income	218	332	612	524
Total Operating Expenses	3,484	3,474	10,036	10,334
Other Income & Expense	121	(198)	356	166
Income (loss) from Continuing Operations before Interest and Taxes	$(492)	$33	$13,758	$8,756

*- As restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Operating Revenues. As further discussed in Note 13 of the Notes to the Consolidated Financial Statements, operating revenues for NUI Energy Brokers and NUI Energy (see below) have been restated for fiscal years 2000-2002 as a result of adopting a provision in the Emerging Issues Task Force (EITF) Opinion 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10," which requires that all energy companies that follow the accounting under EITF 98-10 reflect their operating revenues on a net basis. In previous periods, NUI Energy Brokers included both the cost of purchased gas and the operating margin earned on all of its physical energy transactions (physical volumes of gas bought and sold to third parties) in operating revenues and classified the cost of that gas as a component of purchased gas and fuel on the Consolidated Statements of Income. Historically, NUI Energy Brokers had recorded only the operating margin component for all of its financial trades (futures, options, swaps) and had classified these amounts as a component of purchased gas and fuel on the Consolidated Income Statements. Adopting the netting provision of EITF 02-03 had no net effect on these transactions other than to reclassify them and to present total margins earned as operating revenues rather than purchased gas and fuel. As a result of net-basis reporting, NUI reduced operating revenues and purchased gas and fuel line items by $56.1 million and $143.4 million for the three and nine month periods ended June 30, 2002, respectively, with no change to total operating margins.

Energy Asset Management operating revenues decreased approximately $0.6 million, or 15 percent, to $3.2 million for the three months ended June 30, 2003, as compared to $3.8 million in the same period in fiscal 2002. The decrease was primarily a result of approximately $1.7 million of losses related to a change in the market value of fixed-price gas supply contracts previously recorded as unrealized margins during the three-month period ended March 31, 2003, and reduced revenues of approximately $0.2 million by VGC as a result of reduced volumes by its distribution company during the current three month period, as compared to the same period in fiscal 2002. These decreases were partially offset by increased operating margins of approximately $1.3 million resulting from improved trading activities due to increased volatility during the current three month period as compared to the prior fiscal year period.

Operating revenues increased approximately $5.5 million, or 30 percent, to $24.1 million for the nine months ended June 30, 2003, as compared to $18.6 million in the same period in fiscal 2002. The increase was due to approximately $5.3 million of margins recorded by NUI Energy Brokers associated with gas supply procurement contracts related to forecasted sales by NUI Energy, improved margins from asset management opportunities for the current nine-month period, as compared to the same period in fiscal 2002 (approximately $2.0 million).  Partially offsetting these increases was a significant reduction in the mark-to-market valuation of a large storage contract in the NUI Energy Brokers portfolio (approximately $2.1 million).  Also offsetting the increase in the current fiscal year period was the effect of adopting the provisions of EITF 02-03 on October 25, 2002, which required the company to account for energy contracts not falling under the provisions of SFAS 133 on an accrual basis rather than mark-to-market accounting of such non-derivative contracts (see Note 13 of the Notes to the Consolidated Financial Statements). The operating revenues of VGC increased approximately $0.3 million as a result of higher operating revenues by its distribution company due to an increase in the cost of natural gas during the nine months ended June 30, 2003, as compared to the same period in fiscal 2002.

Operating Margins. Operating margins decreased approximately $0.8 million, or 23 percent, to $2.9 million for the three months ended June 30, 2003, as compared to $3.7 million in the same period in fiscal 2002. Because operating revenues for NUI Energy Brokers are recorded net of gas costs, the decrease in operating margins is primarily attributable to the effects of the factors discussed above regarding operating revenues.

Operating margins increased approximately $4.5 million, or 24 percent, to $23.4 million for the nine months ended June 30, 2003, as compared to $18.9 million in the same period in fiscal 2002. This increase was primarily attributable to the effects of the factors discussed above in operating revenues. While natural gas prices have begun to increase and volatility has increased, market conditions in the energy trading industry have been dampened due to fewer creditworthy trading partners. The company anticipates credit issues in the industry will continue throughout fiscal 2003, which may decrease or limit the growth in operating margins for NUI Energy Brokers. Also, the recent downgrades of the company's credit ratings (see Liquidity and Capital Resources) could increase the collateral requirements of NUI Energy Brokers, as well as adversely affect the willingness of counterparties to enter into transactions, which may decrease operating margins for the remainder of fiscal 2003. The effect of EITF 02-03 on the accounting for NUI Energy Brokers' for the 2003 fiscal year is estimated to be a decrease in operating margins of approximately $1.0 million.

Operating Expenses. Operating and maintenance expenses increased by approximately $0.5 million during the three months ended June 30, 2003, as compared to the same period in fiscal 2002, primarily due to increases in pension costs previously discussed (approximately $0.1 million), insurance costs for general liability (approximately $0.1 million), as well as increased allocated corporate expenses (approximately $0.2 million).

Operating and maintenance expenses increased by approximately $0.1 million, to $8.0 million for the nine months ended June 30, 2003, as compared with $7.9 million in the same period in fiscal 2002. This increase was primarily due to increases in pension costs (approximately $0.4 million), insurance costs for general liability (approximately $0.3 million), rent expenses (approximately $0.3 million), as well as increased allocated corporate expenses (approximately $0.4 million). These increases were partially offset by reduced labor and commissions for NUI Energy Brokers (approximately $0.6 million), general cost reductions related to subsidiaries disposed of by VGC (approximately $0.4 million), and reduced bank fees (approximately $0.3 million).

As previously noted, the company anticipates increased costs related to pension expense, insurance costs and allocated corporate expenses resulting from additional auditing, legal, and treasury expenses, as well and other costs incurred by the company associated with fulfilling the requirements of the Sarbanes-Oxley Act of 2002 during the remainder of fiscal 2003.

Retail and Business Services Segment

The Retail and Business Services segment includes the operations of the company's NUI Energy subsidiary and OAS, the digital mapping business of UBS.  The billing services business of UBS, NUI Telecom, as well as the operations of the network services and wireless divisions of TIC previously reported in this segment have been reclassified to discontinued operations.

(Dollars in thousands)	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002*	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002*
Operating Revenues	$61	$(364)	$803	$2,280
Cost of Sales & Services	253	---	683	---
Operating Margins	(192)	(364)	120	2,280
Operating Expenses:
Operations & Maintenance Expenses	1,595	1,226	7,518	3,906
Depreciation & Amortization	86	71	218	201
Taxes Other than Income	39	54	153	155
Total Operating Expenses	1,720	1,351	7,889	4,262
Loss from Continuing Operations before Interest and Taxes	$(1,912)	$(1,715)	$(7,769)	$(1,982)

*- As restated (see Note 2 of the Notes to the Consolidated Financial Statements)

Operating Revenues. Retail and Business Services operating revenues increased by approximately $0.4 million, to $0.1 million for the three months ended June 30, 2003, from $(0.3) million in the same period in fiscal 2002. The increase during the three-month period ended June 30, 2003, was primarily due to approximately $3.9 million of increased revenues on retail gas sales during the three months ended June 30, 2003, as compared to the same period in fiscal 2002. This increase was partially offset by a reduction of revenues recorded during May 2003 for a payment of approximately $3.5 million to HESCO, the purchaser of certain contracts of NUI Energy, to relieve all future liabilities associated with the gas supply contracts assumed by HESCO (see Note 4 of the Notes to the Consolidated Financial Statements). NUI Energy's revenues have been reflected on a net basis for the three and nine-month periods ended June 30, 2002, due to the adoption of the netting provisions of EITF 02-03. The revenues of OAS for the three months ended June 30, 2003, were comparable to those of the same period during the prior fiscal year.

Operating revenues decreased by approximately $1.5 million, to $0.8 million for the nine months ended June 30, 2003 from $2.3 million in the same period in fiscal 2002. This decrease was primarily due to reduced volume of contracts as the company sought to exit the retail energy marketing business and the effects of adopting the provisions of EITF 02-03 (see Note 13 of the Notes to the Consolidated Financial Statements). The revenues of OAS for the nine months ended June 30, 2003, declined approximately $0.2 million, as a result of reduced billings for completed third party contracts as compared to the same period in fiscal 2002.

Operating Margins. Retail and Business Services operating margins increased by approximately $0.2 million, to $(0.2) million for the three months ended June 30, 2003 from $(0.4) million in the same period in fiscal 2002. The unfavorable margins during the current three-month period were primarily due to the factors discussed above in operating revenues.

Operating margins decreased by approximately $2.2 million, to $0.1 million for the nine months ended June 30, 2003 from $2.3 million in the same period in fiscal 2002. Approximately $1.3 million of this decrease was primarily due to the factors discussed above for NUI Energy. The operating margins for OAS decreased approximately $0.9 million, to $0.9 million for the nine months ended June 30, 2003, from $1.8 million for the same period in fiscal 2002. This decrease was primarily attributable to the inclusion of approximately $0.7 million of costs classified as cost of sales and services during the current fiscal year period. These costs were included as a component of operating expenses during the same period in fiscal 2002.

Operating Expenses.  Operations and maintenance expenses, depreciation and amortization, and taxes other than income for the Retail and Business Services segment increased in total by $0.4 million, to $1.7 million during the three months ended June 30, 2003, as compared with $1.3 million in the same period in fiscal 2002. This was mainly a result of increases in bad debt reserves (approximately $0.6 million), as well as increased allocated corporate expenses (approximately $0.2 million). These increases were partially offset by reduced labor costs from the elimination of employees as a result of the company's exit of its retail energy marketing business (approximately $0.2 million) and the costs included as a reduction of operating margins during fiscal 2003 discussed above (approximately $0.2 million).

Operations and maintenance expenses, depreciation and amortization, and taxes other than income increased in total by $3.6 million, to $7.9 million during the nine months ended June 30, 2003, as compared with $4.3 million in the same period in fiscal 2002. This was primarily a result of increased bad debt reserves (approximately $3.3 million), costs related to NUI Energy's billing system (approximately $0.5 million), as well as increased allocated corporate expenses (approximately $0.5 million). These increases were partially offset by the costs included as a reduction of operating margins discussed above (approximately $0.7 million).

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

On March 30, 2001, the NJBPU issued an order allowing the company to establish a new Gas Cost Under-recovery Adjustment (GCUA) to recover the gas cost under-recovery balance as of October, 31, 2001, with associated interest at a fixed rate of 5.5 percent per annum over a three-year period from December 1, 2001 through November 30, 2004. In addition, pursuant to the order, the company was required to make a filing on November 15, 2001, to establish a new purchased gas adjustment (PGA) clause rate designed to recover purchased gas costs for the period November 1, 2001 through September 30, 2002. In that filing, the company requested approval to decrease its PGA rate and implement its GCUA rate, with a net effect representing a decrease of 12.7 percent in residential customer bills.  The NJBPU approved the company's request on an interim basis and these changes became effective on December 1, 2001.

In response to the Electric Discount and Energy Competition Act, which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and allowed the company to continue offering basic gas supply service through December 2002. On January 17, 2002, the NJBPU issued an order that continued the obligation of all New Jersey gas utilities to provide basic gas supplyservice until it has had an opportunity to fully investigate major policy issues relating to pricing structure and gas supply reliability.  No timetable has been established for completion of such a review.  As of June 30, 2003, no residential customers in the company's New Jersey service territory have switched to an alternative gas supplier.

On March 20, 2003, the NJBPU announced the initiation of a focused audit of NUI Corporation, NUI Utilities, Inc. and Elizabethtown Gas Company. The NJBPU has expressed the belief that recent downgrades of the senior unsecured debt of NUI Corporation and NUI Utilities, Inc., as well as negative credit rating agency comments, and concerns raised during a recent competitive services audit, substantiated the need for an in-depth review of the financial practices of the company and its subsidiaries. The NJBPU issued a Request for Proposal (RFP) for consulting firms to bid to perform the focused audit on behalf of the NJBPU. According to the RFP, the focused audit will cover the following areas: corporate governance; strategic planning; financial interactions; accounting and property records; executive compensation and affiliate relations.  On June 4, 2003, the NJBPU chose The Liberty Consulting Group to perform the audit. The RFP anticipates the audit report being filed with the NJBPU in late October 2003. The company is not able to express a belief at this time as to the outcome of the focused audit.

On May 30, 2003, Elizabethtown filed a petition with the NJBPU seeking an increase to its PGA rate to recover approximately $30 million of higher gas costs. The increase equates to approximately 11 percent of an average residential customer's bill. The company requested the increase to take effect September 1, 2003. While the company is optimistic that this increase will be granted, there can be no assurance that this amount will be fully realized or implemented on the date requested.

Liquidity and Capital Resources

The company's cash provided by operating activities was $31.2 million and $61.8 million for the nine-month periods ended June 30, 2003 and 2002, respectively.  The decrease of $30.6 million in operating cash flows for the nine months ended June 30, 2003, was due in part to the company maintaining higher fuel inventories at June 30, 2003, as compared to the same period in fiscal 2002, and the timing of advances to the joint venture with Duke. This decrease was partially offset by the recovery of a portion of under-recovered gas costs as a result of the company's ability to collect the large under-recovered gas balance that existed at September 30, 2001, including associated interest, over a period of three years. As noted in Regulatory Matters, these under-recovered gas costs are now a component of regulatory assets and will be recovered with associated interest over a three-year period.

Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. The company also borrows under its bank lines of credit to finance portions of its capital expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date, depending upon prevailing market conditions. As of June 30, 2003, the company and NUI Utilities had drawn approximately $149.6 million under their respective short-term credit facilities and the company had overnight cash investments of approximately $11.5 million. The company will continue to focus on reducing short-term indebtedness during fiscal 2003 and fiscal 2004 through the collection of under-recovered gas costs discussed above, additional asset sales, and consideration of opportunistic longer-term debt financing.

Given the uncertainties in the energy industry, including the volatility of gas prices, NUI Utilities is planning to obtain additional unsecured short term financing. In August 2003, NUI Utilities entered into an amendment with the lenders under its credit agreement to permit NUI Utilities to obtain the additional $50 million in financing.  As of the date of this report, NUI Utilities has commenced discussions to obtain the additional $50 million but has not reached a definitive agreement regarding such additional financing. Although management believes that NUI Utilities will be able to obtain such additional financing, if NUI Utilities is unable to obtain such additional financing, it could potentially have a negative effect on its liquidity in fiscal 2003 and 2004.

The company currently does not have any off-balance sheet financing; however, the company is a 50 percent member of a joint venture that is developing natural gas storage assets and is required to provide funding toward the development of these assets for their intended purpose, and such funding may be provided through a capital lease (see Capital Expenditures and Commitments- Joint Venture with Duke Energy for further discussion).

The company's assets being held for sale are subject to impairment losses if market values are less than carrying values. As a result of the charges totaling approximately $18.1 million, after-tax, to reduce the carrying values of the assets of NUI Telecom (see Note 7 of the Notes to the Consolidated Financial Statements), management believes the fair values of these assets are at least equal to their market values, and the completion of these transactions will not be material to the company's results of operations.

On May 7, 2003, Moody's Investors' Service (Moody's) downgraded NUI Corporation's debt rating from Ba-2 to B-1. Moody's also downgraded the debt rating of NUI Utilities from Baa-3 to Ba-1. Moody's cited reduced financial flexibility of NUI Corporation due to under-performance of some of its unregulated businesses, as well as the effective subordination of NUI Corporation's debtholders to those of NUI Utilities. Moody's also cited NUI Corporation's continued use of a centrally managed cash process at the corporate level, which effectively ties NUI Utilities' credit more closely to that of NUI Corporation. As a result of these downgrades, NUI Utilities' cost of borrowing under its short-term facilities increased an additional 37.5 basis points or 0.375 percent and the cost of borrowing for NUI Corporation was unchanged. Should NUI Utilities' current debt ratings be downgraded further, this would adversely affect NUI Utilities' cost of borrowing under its short-term credit facility.  Should NUI Corporation's or NUI Utilities' current debt rating be further downgraded, it could potentially increase the collateral requirements of NUI Corporation's energy portfolio and risk management business and distribution services business, as the case may be, and could adversely affect the willingness of counterparties to enter into transactions with the company.

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

The company believes it has made significant progress in addressing the factors cited by Moody's, including entering into the new credit agreements discussed below, divestiture or planned divestiture of under-performing subsidiaries, commencing the segregation of the cash management functions of its NUI Utilities subsidiary from the cash management functions of the company, which is required to be completed by November 12, 2003, in accordance with the NUI Utilities credit agreement, and conducting a review of the company's internal controls that is expected to be completed during the fourth quarter of fiscal 2003.

In addition, as of June 30, 2003, a balance of approximately $112 million was owed by the company to NUI Utilities, which management expects to reduce to approximately $27 million by December 2003 and zero by June 2004, primarily as a result of applying the proceeds of planned asset sales and other cash receipts.

On February 4, 2003, Standard & Poor's Rating Services (S&P) reaffirmed its BBB investment grade rating and reiterated their stable outlook for NUI Utilities.

There can be no assurance that additional downgrades by Moody's and/or downgrades by S&P can be avoided.

Outlook for Fiscal 2003. The company believes that the cash provided from its operations during fiscal 2003, including recovery of approximately $20 million of under-recovered gas costs and $8 million of weather normalization recoveries, with cash from the already completed sale of VCW, the collection of receivables following the sale of NUI Energy, and cash available under the credit agreements discussed below will enable the company to meet its obligations for the current fiscal year. However, as discussed above, given the uncertainties in the energy industry, including the volatility of gas prices, NUI Utilities is planning to obtain additional unsecured short term financing. As of the date of this report, NUI Utilities has commenced discussions to obtain the additional $50 million but has not reached a definitive agreement regarding such additional financing.  Although management believes that NUI Utilities will be able to obtain such additional financing, if NUI Utilities is unable to obtain such additional financing, it could potentially have a negative effect on its liquidity in fiscal 2003 and 2004. Additional discussion of certain items noted above follows.

Short-Term Debt.  On February 12, 2003, the company and NUI Utilities each entered into a new revolving credit facility that replaced their respective previous credit facilities.  The company's new credit facility consists of a credit agreement that allows it to borrow up to approximately $38.1 million, and NUI Utilities' new credit facility consisted of a credit agreement and a 364-day bridge loan, which collectively allowed NUI Utilities to borrow up to an aggregate of approximately $141.9 million.  On June 27, 2003, the NUI Utilities credit facility became fully subscribed at an aggregate of $141.9 million, and the 364-day bridge loan was terminated. These credit agreements mature on February 11, 2004, and may be extended in successive 364-day increments upon obtaining approval of all the respective lenders.  The credit agreements require the company and NUI Utilities to meet certain respective covenants and limitations as well as require the company and NUI Utilities, respectively, to maintain certain financial ratios.  Included in these covenants are provisions that limit the ability of each of the company and NUI Utilities to incur future indebtedness, make capital expenditures above certain levels, enter into sale-leaseback transactions, pledge or sell assets, make acquisitions or investments, merge or pay dividends on common stock. In addition, the creation of guarantees, other than those in the normal course of business, is prohibited.  The company must maintain a fixed charge coverage ratio of not less than 1.50x and NUI Utilities must maintain a fixed charge coverage ratio of not less than 1.75x. The company and NUI Utilities each must maintain leverage ratios of not more than 0.65 from March 1 through August 31 and not more than 0.70 from September 1 through February 28 (or 29, if applicable). The NUI Utilities' credit agreement limits the payment of dividends from NUI Utilities to the company to not more than $100 million.  The credit agreements permit the company and NUI Utilities to enter into up to an aggregate $50 million of sale/leaseback transactions to provide financing flexibility.

Borrowings under the new credit facilities bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) or the Prime Rate as of the date of the advance.  Pricing grids have been provided to the company and NUI Utilities by the bank syndication agent, which tier pricing to higher and lower credit ratings should a debt rating change occur. As of June 30, 2003, the total aggregate outstanding borrowings under the company's and NUI Utilities' credit facilities were $149.6 million. On that date, the company had outstanding borrowings under its credit facility amounting to $25.7 million and unused borrowing capacity amounting to $12.4 million, and NUI Utilities had outstanding borrowings under its credit facility amounting to $123.9 million and unused borrowing capacity amounting to $18.0 million.  Also on that date, the company had available cash in the form of overnight investments of approximately $11.5 million. The weighted average daily amounts outstanding of borrowings under the company's credit facility and the weighted average interest rates on those amounts were $18.6 million and $35.8 million at 2.8 percent and 3.0 percent for the three and nine-month periods ended June 30, 2003, respectively, and $58.2 million and $107.3 million at 2.6 percent and 3.5 percent for the three and nine-month periods ended June 30, 2002, respectively. The weighted average daily amounts outstanding of borrowings under NUI Utilities' credit facility and the weighted average interest rates on those amounts were $126.8 million and $114.2 million at 2.8 percent and 2.7 percent for the three and nine-month periods ended June 30, 2003, respectively, and $66.2 million and $67.9 million at 2.5 percent and 2.8 percent for the three and nine-month periods ended June 30, 2002, respectively.

The company expects strong cash flow from operations during the remainder of fiscal 2003 as a result of the following factors: the collection of approximately $20 million of under-recovered gas costs; the collection of weather normalization recoveries of approximately $8 million related to the warmer than normal weather experienced during fiscal 2002; the collection of receivables following the sale of NUI Energy; improved profitability as a result of the outcome of the Elizabethtown Gas rate case; and reduced losses from discontinued operations related to the company's TIC and NUI Environmental subsidiaries.  In November 2002, the company raised approximately $15 million from the sale of its Valley Cities Gas and Waverly Gas subsidiaries. Because of the above factors that are expected to have a positive impact upon the company's cash flows, financial position and debt-servicing capabilities, the company believes that it has sufficient amounts available under its credit agreement, and cash on hand, and that NUI Utilities has sufficient amounts available under its credit agreement, to cover their respective projected cash needs for fiscal 2003, as well as to provide a contingent cash reserve for potential unforeseen events. However, as previously discussed, if NUI Utilities is unable to obtain the additional $50 million in short term financing, it could potentially have a negative effect on the liquidity of NUI Utilities in fiscal 2003 and 2004.

Long-Term Debt and Funds for Construction Held by Trustee.  The company is scheduled to repay $50 million of medium-term notes on February 1, 2005.

The company's long-term debt agreements include, among other things, restrictions as to the payment of cash dividends. Under the most restrictive of these provisions, the company is permitted to pay approximately $52.9 million of cash dividends at June 30, 2003.

As of June 30, 2002, all of the original net proceeds totaling approximately $38.5 million in aggregate principal amount of the variable rate Gas Facilities Revenue Bonds (the "revenue bonds") issued by the New Jersey Economic Development Authority in June 1996 had been drawn upon by NUI Utilities for eligible expenditures.  Approximately $2.1 million of interest earned on the original net proceeds from the revenue bonds has been classified as "Funds for Construction Held by Trustee" on the company's Consolidated Balance Sheet at June 30, 2003.

NUI Utilities has entered into an amended and restated standby bond purchase agreement (the "standby bond purchase agreement"), dated as of June 12, 2001, between NUI Utilities and The Bank of New York (the "bank"), which adjusted the standby bond purchase agreement entered into in connection with the issuance of its 1996 variable rate revenue bonds.  Under the terms of the standby bond purchase agreement, as amended on July 21, 2003, the bank is obligated under certain circumstances to purchase revenue bonds that are tendered by the holders thereof and not remarketed by the remarketing agent.  Such obligation of the bank remains in effect until the expiration of the standby bond purchase agreement on December 31, 2003, unless extended or earlier terminated.  If the standby bond purchase agreement is not extended beyond its current expiration date, in accordance with the terms of the revenue bonds, all of the 1996 revenue bonds will be subject to mandatory tender at a purchase price of 100 percent of the principal amount plus accrued interest to the date of purchase.  In accordance with the terms of the standby bond purchase agreement, if any of the revenue bonds cannot be remarketed, the bank will be required to purchase the revenue bonds so tendered and not remarketed.  Revenue bonds which are held by the bank and not remarketed will bear interest at a variable rate (not to exceed 18 percent).

Beginning six months after the expiration or termination of the standby bond purchase agreement, any revenue bonds still held by the bank must be redeemed or purchased by NUI Utilities in ten equal, semi-annual installments.  In addition, while the standby bond purchase agreement is in effect, any tendered revenue bonds that are purchased by the bank and are not remarketed within one year must be redeemed or purchased by NUI Utilities at such time, and every six months thereafter, in ten equal, semi-annual installments.

NUI Utilities anticipates that it will elect to terminate the standby bond purchase agreement and convert the revenue bonds to a fixed five-year interest rate mode during the first fiscal quarter of 2004.  If the standby bond purchase agreement were to be terminated, NUI Utilities expects that the 1996 revenue bonds would be supported by a surety bond issued by a municipal bond insurance company at such time.  As of June 30, 2003, the aggregate principal and accrued interest on the outstanding 1996 revenue bonds totaled approximately $39.0 million.  Principal and any unpaid interest on the outstanding 1996 revenue bonds are due on June 1, 2026.

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

The company issued stock in conjunction with several acquisitions during fiscal 2002. This included 144,648 shares worth approximately $3.1 million to acquire VGSC and VGDC (see Commitments and Contingencies- Acquisition of Virginia Gas Storage Company (VGSC) and Virginia Gas Distribution Company (VGDC)), and 216,039 shares worth approximately $4.2 million to acquire Norcom. In addition, the company issued 47,136 shares to the former owners of NUI Telecom as payment of an incentive of $1.0 million under a provision of the Agreement and Plan of Merger.

Assets and Liabilities Held for Sale.  During June 2003, the company approved plans to sell the billing services operations of its UBS and NUI Telecom subsidiaries, and has begun actively seeking a buyer for each subsidiary (see Note 7 of the Notes to the Consolidated Financial Statements). This follows the sales of NC and VCW in September and November 2002, respectively. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-lived Assets," the company has reclassified the assets and liabilities of UBS, NUI Telecom, NC and VCW as Held for Sale on the Consolidated Balance Sheets at June 30, 2003, and September 30, 2002.

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $27.6 million for the nine months ended June 30, 2003, and $40.2 million for the nine months ended June 30, 2002. Capital expenditures are expected to be approximately $62 million in fiscal 2003, which will be used primarily for the company's contribution toward the development and expansion of the Saltville Storage project (see additional discussion below), continued expansion and upkeep of the company's natural gas distribution system and certain information technology projects.

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. A NUI Saltville Storage, Inc., a subsidiary of NUI Corporation and Duke Energy Gas Transmission (DEGT) have created a limited liability company, Saltville Gas Storage Company LLC (the LLC).  VGC received final regulatory approvals during January 2003 and contributed certain storage assets valued at approximately $16.3 million to the LLC. DEGT has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose.  To the extent the LLC determines it needs additional funding (which decision can only be made jointly by the company and DEGT), the company and DEGT are obligated to fund the development of the LLC equally.

The company has funded approximately $9.2 million toward the development of the LLC through June 30, 2003, and currently estimates its share of  funding needs to be approximately $9.1 million for the remainder of fiscal 2003, $7.3 million in fiscal 2004, $0.8 million in fiscal 2005, $0.7 million in fiscal 2006, and $0.8 million in fiscal 2007. The company is exploring various options to satisfy the remainder of its funding requirements for the joint venture during fiscal 2003, including a sale-leaseback by the LLC of a compressor station with a portion of the proceeds from such sale-leaseback being retained by the LLC.

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

Development of the Saltville facility is intended to create a strategically located energy-trading hub for Energy Brokers, and enable the company to capitalize on the energy supply and wholesale energy portfolio and risk management opportunities in the rapidly developing Mid-Atlantic region. The additional storage capacitywould allow the company to meet the significant demand from local distribution companies as well as power plant development that is underway in the region.

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

The first well and a 14-mile pipeline to be developed by the company that will connect with the Destin Pipeline are tentatively scheduled to be operational in fiscal 2005. Implementation of this development plan is dependent on favorable results from testing and other operational issues that are currently under consideration by the company as well as obtaining sufficient financing to fund the development. Accordingly, there can be no assurance that this project will be implemented. This project is not expected to have any material capital requirements in fiscal 2003 or 2004 and, if the project proves feasible, will primarily impact the company's capital expenditure program in fiscal years 2005 and 2006 after the funding needs of Phase I of the Saltville facility (discussed above) are essentially satisfied.

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

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $53.3 million annually. The company also is committed to purchase from a single supplier, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 Bcf per year. In the event that the company does not purchase the minimum quantity in a given year, the company has until the next contract year to make up the difference or risk a reduction in the contracted daily delivery quantity. During fiscal year ended September 30, 2002, the company's continuing utility operations purchased a total of 36.0 Bcf, and accordingly the company expects that minimum demand on its systems for the duration of these contracts will continue to exceed this minimum purchase requirement. As discussed earlier, the company's utility operations do not earn a profit on the sale of the gas commodity; therefore, changes to gas commodity prices have no effect on operating margins.

Environmental.  The company owns or previously owned properties on which former manufactured gas plants (MGP) were operated in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland. Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded a total reserve of approximately $33.5 million, which the company believes represents the probable minimum amount the company may expend for environmental investigation and remediation efforts over the next 30 years.  Of this reserve, approximately $29.8 million relates to the New Jersey MGP properties and approximately $3.7 million relates to the MGP properties located outside the state of New Jersey. The company believes that all costs associated with remediation of the New Jersey MGP properties will be recoverable in rates or from insurance carriers. In New Jersey, the company has begun rate recovery of approximately $8.2 million of such costs and recovery of an additional $1.7 million is currently pending NJBPU approval. With respect to costs that may be associated with the MGP properties located outside the state of New Jersey, the company is currently pursuing or intends to pursue recovery from former owners and operators, and/or insurance carriers. Although the company has been successful in recovering a portion of MGP remediation costs incurred outside New Jersey from the company's insurance carriers, the company is not able, at this time, to express a belief as to the success of additional recovery efforts.

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

Application of Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers Critical Accounting Policies to be those that could result in materially different financial statement results if the assumptions regarding application of accounting principles were different.  A description of the company's Critical Accounting Policies can be found in the company's Annual Report filed on Form 10-K for the year ended September 30, 2002. Other significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements- "Summary of Significant Accounting Policies" of the company's Annual Report on Form 10-K for its fiscal year ended September 30, 2002. Recently issued accounting standards are also discussed in Note 13 of the Notes to the Consolidated Financial Statements- "New Accounting Standards."

Forward-Looking Statements

This document contains forward-looking statements. These statements are based on management's current expectations and information currently available, are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, the company's ability to control operating expenses; the ability of the company to carry out its strategy of successfully divesting NUI Telecom and the billing services operations of UBS; the level of uncollectible receivables; the volatility of natural gas prices; higher gas costs; the impact of transactions relating to the company's exit of the retail energy marketing business; economic conditions; weather fluctuations; regulatory changes; competition from other providers of similar products; counterparty credit risk; access to capital markets; the results of the focused audit being conducted by the NJBPU; the ability of NUI Utilities to obtain additional financing under its credit agreement; interest rate changes; the effects of reducing amounts owed to NUI Utilities in connection with the segregation of cash management functions; future actions by ratings agencies; the company's and NUI Utilities' ability to extend its credit facilities; the willingness of counterparties to continue to trade with, and supply energy to the company and such counterparties willingness to do so on terms similar to those currently in place; and other uncertainties, all of which are difficult to predict and many of which are beyond our control. For these reasons, you should not rely on these forward-looking statements when making investment decisions. The words "expect," "believe," "project," "anticipate," "intend," "should," "could," "will," "might," "estimate" and variations of such words and similar expressions, are intended to identify forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, either as a result of new information, future events or otherwise, except as required by securities laws.

For an additional discussion of factors that may affect the company's business and results of operations, see "Risk Factors" in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2002.

Item 3. Quantitative and Qualitative Disclosure AboutMarket Risk

Energy Brokers uses derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins, and iii) to take advantage of market information and opportunities in the marketplace. These derivative instruments include forwards, futures, options and swaps. The majority of Energy Brokers' positions are short-term in nature (up to 2 years) and can be readily valued using New York Mercantile Exchange settlement prices and those from other well-established, third-party organizations.

Energy Brokers accounts for its trading activities in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 133 requires that all derivatives be recognized on the balance sheet at fair value with changes in the value of derivatives that are not hedges recorded in earnings.

At June 30, 2003, Energy Brokers had designated certain futures contracts and physical forwards associated with the delivery and sale of natural gas into and from storage as cash flow hedges with the objective of fixing an acceptable return.  Under SFAS 133, the changes in the value of derivatives designated as hedges that are effective in offsetting the variability in cash flows of a forecasted transaction are recognized in other comprehensive income until the forecasted transactions occur and the ineffective portion of changes in fair value of derivatives is recognized immediately in earnings.

At June 30, 2003, the value in other comprehensive income associated with these positions is $0.1 million, net of tax, which will be reclassified into earnings over the next twelve months.  However, the actual amount reclassified into earnings could differ based on fluctuations in market prices.  At June 30, 2003 there was no hedge ineffectiveness recognized in earnings.

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

The following schedule summarizes the changes in derivative assets and liabilities for the nine-month period ended June 30, 2003 (in thousands). Amounts are shown net of valuation reserves.
Derivative assets at September 30, 2002	$30,441
Derivative liabilities at September 30, 2002	(852)
Fair value of contracts outstanding at September 30, 2002		$29,589

Contracts realized or settled during the period		(48,521)
Change in accounting		(9,949)
Changes in fair value attributable to market pricing		57,160

Derivative assets at June 30, 2003	$28,279
Derivative liabilities at June 30, 2003	---
Fair value of contracts outstanding at June 30, 2003		$28,279

Changes in the fair value attributable to market pricing represents the changes in value of the company's unrealized mark-to-market net assets that relate to changes in commodity pricing, volatility of options on commodities, and other market related changes.

The following table summarizes the fair value of the contracts comprising the company's net derivative assets by maturity date (amounts in thousands):

	Fair Value of Contracts at Period-End
Source of Fair Value	Less than 1 Year	1-3 Years	4-5 Years	In Excess of 5 Years	Total

Prices actively quoted	$19,003	$3,426	$---	$---	$22,429
Prices provided by other external sources	1,271	---	---	---	1,271
Prices based on models and other valuation methods, net of valuation reserves	1,284	1,901	1,394	---	4,579
Total Fair Value of Contracts	$21,558	$5,327	$1,394	$---	$28,279

Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, Energy Brokers' VaR was $45,000 and $210,000 at June 30, 2003 and 2002, respectively. The average, high, and low value at risk for the nine months ended June 30, 2003 was $201,000, $743,000, and $14,000, respectively.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The company's Chief Executive Officer and Chief Financial Officer have each evaluated the effectiveness of NUI's disclosure controls and procedures as of a date the period covered by this report. Based on their evaluation, the Chief Executive and Chief Financial Officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within required time periods.

(b)         Changes in Internal Controls

The company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the company's books and records accurately reflect the company's transactions and that the company's established policies and procedures are followed. In the course of the company's ongoing review of its internal controls over financial reporting, the company's management concluded that steps needed to be taken to improve the adequacy of its internal controls. Key modifications to the company's internal controls that the company is and will continue to implement include adopting more stringent cash management and accounting practices and procedures; mitigating the risk of internal control failures; implementing controls designed to ensure compliance with legal and regulatory requirements; and increasing management oversight and reviews of disclosures and reporting. The company's management has assigned a high priority to the short- and long-term improvement of the company's internal controls and continues to implement changes to the company's policies, procedures, systems and personnel to improve its internal controls.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and its president and chief executive officer violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003, and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation.  The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 7, 2003, and subsequently plaintiffs were granted leave to file a Second Amended Consolidated Complaint. By stipulation of the parties, responsive pleadings are to be served on or about August 28, 2003. No discovery has yet occurred. The Second Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company, its president and chief executive officer, and its chief financial officer. Specifically, the Second Amended Complaint alleges that the defendants (i) failed to disclose material facts that would impair the company's current and future earnings, including (a) the allegedly accurate amount and explanation of the company's bad debts, (b) a purportedly illegal practice by the company in "re-terminating" intrastate calls, (c) alleged accounting improprieties in connection with purportedly unearned revenue, and (d) allegedly inaccurate earnings per share information, and (ii) inflated the company's earnings materially by (a) allegedly making misleading statements concerning, and failing to properly record bad debt costs, (b) allegedly attributing the company's rising costs to incorrect and immaterial factors, and (c) purportedly pursuing illegal telecommunications billing practices. The Second Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. Furthermore, on December 23, 2002, a law firm made a public announcement with respect to a lawsuit purportedly filed in the Southern District of New York on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002 against NUI Corporation and John Kean, Jr., alleging violations under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.  Specifically, the announcement alleges that the company knowingly or recklessly failed to properly record fixed cost expenses, accrue necessary pension expenses and reserve adequate amounts for its self-insured medical benefits in its quarterly financial statements.  At this time, the company has not been served with the purported complaint. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

The company is also involved in other various claims and litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

10            First Amendment to Credit Agreement, dated as of August 11, 2003, by and among NUI Utilities, Inc., and the lenders from time to time and parties thereto (the Lenders),  Fleet National Bank, as Agent for the Lenders, Citizens Bank of Massachusetts, CIBC, Inc. as Co-Syndication Agents, and PNC Bank, NA, as Documentation Agent.

31.1         Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)            Reports on Form 8-K

(1)            On April 3, 2003, the company filed a Current Report on Form 8-K dated April 1, 2003, under Item 5, announcing the amendment of the Note Purchase Agreement between the company and the Senior Note Holders party thereto and an amendment to the Credit Agreement between the company and its bank group.

(2)           On April 30, 2003, the company filed a Current Report on Form 8-K dated April 30, 2003, under Items 7 and 9, announcing results of operations for the period ending March 31, 2003.

(3)           On July 22, 2003, the company filed a Current Report on Form 8-K dated July 22, 2003, under Item 5, announcing the retirement of Michael J. Behan, Vice President, New Ventures, effective July 23, 2003.

(4)           On July 31, 2003, the company furnished a Current Report on Form 8-K dated July 31, 2003, under Items 7 and 12, announcing results of operations for the period ending June 30, 2003.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUI CORPORATION
August 14, 2003	JOHN KEAN, JR. President and Chief Executive Officer
August 14, 2003	A. MARK ABRAMOVIC Sr. Vice President, Chief Operating Officer & Chief Financial Officer