Form 10-K
period 2003-09-30
NUI CORP /NJ/
filed 2004-05-13
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number  001-16385

NUI CORPORATION (Exact name of registrant as specified in its charter)
New Jersey (State of incorporation)	22-3708029 (IRS employer identification no.)

550 Route 202-206, P. O. Box 760, Bedminster, New Jersey 07921-0760 (Address of principal executive offices, including zip code)

(908) 781-0500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: Common Stock, No ParValue Preferred Stock Purchase Rights	Name of each exchange on which registered: New York Stock Exchange New York Stock Exchange

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

Yes  X                No

The aggregate market value of 16,269,561 shares of common stock held by non-affiliates of the registrant calculated using the $14.60 per share closing price on March 31, 2003 was $237,535,591

The number of shares outstanding for each of the registrant's classes of common stock, as of April 30, 2004:

Common Stock, No Par Value:  15,968,345 shares outstanding.

Documents incorporated by reference: None.

NUI Corporation

Annual Report on Form 10-K For The
Fiscal Year Ended September 30, 2003

TABLE OF CONTENTS

                                                                                                                                               Page

PART I

Item 1.	Business	1
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	30

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	79

NUI Corporation

Annual Report on Form 10-K for the
Fiscal Year Ended September 30, 2003

PART I

Item 1.  Business

Company Background

NUI Corporation (NUI and, together with its subsidiaries, the company or we) was incorporated in New Jersey on February 8, 2000.  On March 1, 2001, NUI reorganized as a holding company that is exempt from registration under the Public Utility Holding Company Act of 1935. NUI was originally incorporated in New Jersey in 1969, as National Utilities and Industries Corp.

As part of the holding company reorganization on March 1, 2001, the company's regulated gas distribution utility operations became a subsidiary of NUI and were renamed NUI Utilities, Inc. (NUI Utilities), while the entities providing the company's non-utility services were reorganized as subsidiaries of NUI Capital Corp. (NUI Capital). The company's local utility operations serve more than 367,000 customers in four states along the eastern seaboard of the United States.  During fiscal 2003, the company's utility operations were carried out by NUI Utilities and its operating divisions as well as through Virginia Gas Distribution Company, a subsidiary of Virginia Gas Company (VGC).  NUI Utilities' operating divisions are comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, Elkton Gas (Maryland), and Valley Cities Gas and Waverly Gas (VCW). VGC is also engaged in other activities, such as pipeline operation and natural gas storage. During fiscal 2002, NUI Utilities also operated North Carolina Gas (NC), which was sold in September 2002.  The company sold VCW in November 2002 and certain subsidiaries of VGC in October 2001 and March 2002.  During fiscal 2003, the company's utility operations accounted for 94 percent of the company's total operating revenues.

During fiscal 2003, the company's non-regulated businesses included: NUI Energy, Inc. (NUI Energy), an energy retailer subsidiary; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy portfolio and risk management subsidiary; Utility Business Services, Inc. (UBS), a geospatial, billing and customer information systems and services subsidiary; OAS Group, Inc. (OAS), the company's digital mapping operation, which prior to September 30, 2003, was part of UBS; NUI Telecom, Inc. (NUI Telecom), a non-facilities based telecommunications services subsidiary; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary which sold wireless and network telephone services.  The company's wholly-owned subsidiary, NUI Saltville Storage, Inc. (NUISS), is a fifty-percent member of Saltville Gas Storage Company, LLC (SSLLC). SSLLC is a joint venture with Duke Energy Saltville Gas Storage, LLC that is developing a natural gas storage facility in Saltville, Virginia.  During fiscal 2003, the company sold NUI Environmental, Inc. (NUI Environmental), an environmental project development subsidiary, and the company discontinued the operations of NUI Energy and TIC, and began seeking a buyer for NUI Telecom.  During January 2004, the company began to wind down the trading operations of NUI Energy Brokers and discontinued trading operations at NUI Energy Brokers in March 2004.

On September 26, 2003, NUI's Board of Directors announced it was pursuing the sale of the company.  The company has engaged two investment banks to serve as financial advisors to assist in the sale.

The principal executive offices of NUI are located at 550 Route 202-206, Box 760, Bedminster, New Jersey 07921-0760; telephone: (908) 781-0500.

 Recent Developments

The company recently has faced a number of challenges and experienced significant events, including:

--     the settlement of issues relating to the focused audit and regulatory orders issued by the New Jersey Board of Public Utilities (NJBPU);

--     the investigations of transactions at NUI Energy Brokers;

--     new credit facilities at NUI and NUI Utilities;

--     the gas supply contract with Cinergy Marketing and Trading, LP (Cinergy);

--     changes in the Boards of Directors of NUI and NUI Utilities and changes in management;

--     the pursuit of the sale of the company; and

--     additional sales of non-core businesses.

Settlement of Issues Relating to Focused Audit and Regulatory Orders Issued by the NJBPU

As a result of NUI's and NUI Utilities' credit downgrades during 2003, as well as concerns raised during a routine competitive services audit of Elizabethtown Gas by the NJBPU, in March 2003, the NJBPU ordered a focused audit of NUI, NUI Utilities and Elizabethtown Gas in six key areas:  (1) strategic planning; (2) affiliate transactions; (3) financial structure and interaction; (4) accounting and property records; (5) corporate governance; and (6) executive compensation.  The NJBPU retained The Liberty Consulting Group (Liberty) as the auditors for the focused audit.

On March 17, 2004, the NJBPU released the final report of the focused audit, which, among other things, cited weaknesses in each of the foregoing six areas.  On March 26, 2004, the company filed its response to Liberty's final report.

On April 14, 2004, the company announced that NUI, NUI Utilities and Elizabethtown Gas Company had entered into a settlement agreement with the NJBPU on all issues related to the focused audit, and on April 26, 2004, the NJBPU issued a Final Order accepting and adopting the settlement agreement.  Pursuant to the settlement agreement, NUI Utilities agreed to refund $28.0 million plus interest to Elizabethtown Gas ratepayers and to pay a $2.0 million penalty to the State of New Jersey over five years.  The refund and penalty increased the company's net after-tax loss for fiscal 2003 by approximately $18.6 million, or $1.16 per share.

The NJBPU also issued a series of orders to NUI, NUI Utilities, and Elizabethtown Gas during calendar 2003 and 2004, concerning, among other things, a number of the issues which were the subject of the focused audit.  These regulatory orders are discussed in more detail below under Distribution Services Segment.

For a description of the focused audit ordered by the NJBPU and focused audit report of Liberty, the company's response thereto and the settlement agreement, see Item 3.  Legal Proceedings-NJBPU Focused Audit and Regulatory Orders.

Investigations of Transactions at NUI Energy Brokers

In connection with the focused audit described above, Liberty identified certain questionable transactions involving NUI Energy Brokers.  The Audit Committee of the Board of Directors retained independent counsel to conduct an investigation of transactions involving NUI Energy Brokers.  A report of the independent counsel's investigation was provided to the company's Audit Committee on April 13, 2004.

The Attorney General of the State of New Jersey is conducting a criminal investigation relating to NUI Energy Brokers.  In connection with this investigation, NUI received subpoenas issued by the New Jersey State Attorney General's Office.  In addition, the U.S. Securities and Exchange Commission (SEC) has commenced an informal inquiry relating to NUI Energy Brokers.  NUI is fully cooperating with these investigations.

For a description of the investigations of NUI Energy Brokers, see Item 3.  Legal Proceedings-Investigations of NUI Energy Brokers.

New Credit Facilities at NUI and NUI Utilities

On November 24, 2003, NUI and NUI Utilities each entered into a separate credit facility with a syndicate of banks.  NUI obtained a $255 million term loan facility and NUI Utilities obtained a $150 million credit facility comprised of a $50 million term loan facility, a $50 million revolving credit facility and a $50 million delayed draw term loan facility, which delayed term loan facility may only be used to repay NUI Utilities' 8.35 percent medium term notes.  Both the NUI and NUI Utilities credit facilities expire on November 22, 2004, and each may be extended for one 364-day term, subject to certain conditions.

The delay in delivering audited financial statements for fiscal 2003 and unaudited financial statements for the fiscal quarter ended December 31, 2003, resulted in events of default under NUI's and NUI Utilities' credit agreements.  On January 26, 2004, NUI and NUI Utilities obtained waivers of such defaults from the lenders under their respective credit agreements.

Pursuant to these waivers, the deadline for the delivery of NUI's annual report and financial statements for its fiscal quarter ended December 31, 2003 was extended until March 1, 2004. On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof.  NUI and NUI Utilities subsequently entered into amendments on May 10, 2004 to their respective credit agreements which:

(i) extended the delivery date for the aforementioned financial statements (as well as for the financial statements for the fiscal quarter ended March 31, 2004) until June 15, 2004,

(ii) consented to the NJBPU settlement,

(iii) modified financial covenants contained in the credit agreements to take into account the Settlement with the NJBPU and the recent and expected future performance of the company,

(iv) permitted the acquisition by NUI Utilities of approximately $350,000 worth of gas pipeline,

(v) regarding the payment of dividends by NUI Utilities to NUI, provided for a $35 million limit on dividend payments and eliminated a provision limiting such dividend payments to the aggregate maximum of NUI Utilities' retained earnings,

(vi) added a condition which requires NUI to maintain a maximum leverage ratio of no more than 0.60x in order to pay dividends, and

(vii) increased the interest rate on NUI Utilities' delayed draw term loan (if drawn) by one percent until a purchase agreement is executed to sell NUI or NUI Utilities to an unaffiliated third party.

For a description of NUI's and NUI Utilities' credit agreements, including the amendments referred to above, and other debt instruments and defaults thereunder, see Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

Gas Supply Contract with Cinergy

NUI Utilities has selected Cinergy to provide a full requirements gas supply contract with least-cost dispatch rights.  The contract covers the period from April 1, 2004 through March 31, 2005.  The gas supply contract with Cinergy requires NUI Utilities to pre-pay, in varying amounts, for its gas requirements on a monthly basis over the contract period, until NUI regains investment grade ratings.  Cinergy will pay NUI Utilities a fixed amount for the use of NUI Utilities' gas and deliverability assets for the twelve months ended March 31, 2005.

For a description of the gas supply contract with Cinergy and the impact of the pre-payment requirement thereunder, see Distribution Services Segment-Gas Supply and Operations below and Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

Changes in Boards of Directors of NUI and NUI Utilities and Changes in Management

NUI

On January 28, 2004, the Board of Directors of NUI announced that it had appointed Craig G. Matthews as the President and Chief Executive Officer of NUI and as a member of its the Board of Directors and that it had appointed Steven D. Overly as the Vice President, General Counsel and Secretary of NUI.  Mr. Matthews replaced A. Mark Abramovic, who retired and who had previously been appointed President of NUI after John Kean, Jr. stepped down in September 2003.  Mr. Overly replaced James R. Van Horn, the former Chief Administrative Officer, General Counsel and Secretary of NUI.  In addition, on February 24, 2004, Robert P. Kenney was appointed to the Board of Directors of NUI.  James J. Forese was appointed Chairman of the Board of Directors of NUI on April 1, 2004, replacing John Kean, who remains as a director of NUI until his retirement later in 2004.

In October 2003, NUI announced the appointment of Dan Scouler as Chief Financial Officer on an interim basis.  Mr. Scouler replaced Mr. Abramovic as Chief Financial Officer upon Mr. Abramovic's appointment in September 2003 as President of NUI. Mr. Scouler is the managing member of Scouler Andrews International, LLC (Scouler Andrews) and was previously a Senior Managing Director of FTI Consultants, which the company employed in October 2003 to manage its financial operations and develop new liquidity forecasts.

NUI Utilities

In October 2003, NUI Utilities expanded its existing Board of Directors to include Robert P. Kenney, Barbara Harding, Duncan Ellsworth, Stephen Schachman and Victor A. Fortkiewicz.  In February 2004, Craig G. Matthews was appointed to the Board of Directors of NUI Utilities.  Mr. Kean is the current Chairman of the Board of Directors of NUI Utilities.  In September 2003, Victor Fortkiewicz was appointed President of NUI Utilities and Mary Patricia Keefe was appointed Vice President, General Counsel and Secretary of NUI Utilities, replacing James R. Van Horn.  Nancy J. Sobelson was appointed Vice President, Business and Technical Services in November 2003.  Peter E. Maricondo was named Chief Financial Officer of NUI Utilities in December 2003, and replacing him as Controller of NUI Utilities was Donald R. Guarriello.  In addition, Elaine A. Kloss was appointed Treasurer of NUI Utilities in January 2004, replacing Charles N. Garber who left the company in November 2003, and Mr. Abramovic retired as Vice President of NUI Utilities in January 2004.

Sale of the Company

On September 26, 2003, the company announced that its Board of Directors had decided to pursue the sale of the company.  The Board of Directors established a Special Committee to assess the company's options and concluded that pursuing a sale of the company was in the best interests of the company's stakeholders.  The decision was made as a result of a number of factors, including the negative impact on the company arising from multiple downgrades of the company's credit ratings during fiscal 2003 and adverse business conditions in general.

The company is continuing to work with its financial advisors on the sale process for the company and hopes to enter into a definitive agreement with a purchaser during the third quarter of calendar 2004.  For a discussion of factors that could prevent or delay the sale of the company, see Risk Factors-The sale of NUI may not be consummated.

Additional Sales of Non-Core Businesses

On December 15, 2003, the company completed the sale of NUI Telecom for approximately $2 million.

See Sales of Non-Core Businesses below for a further discussion.

Business Segments

The company's operations are organized and managed under three primary segments: Distribution Services, Energy Asset Management (formerly Wholesale Energy Marketing and Trading), and Retail and Business Services.  The company also has corporate operations that do not generate operating revenues.  During fiscal 2003, the company realigned its reportable business segments as follows:  the appliance service businesses in New Jersey and Florida, previously reported within the Retail and Business Services segment, are now included within the Distribution Services segment; off-system sales made by NUI Energy Brokers on behalf of the utility operations, previously reported within the Energy Asset Management segment, are now included within the Distribution Services segment; NUI Telecom, previously reported within the Retail and Business Services segment, was being held for sale at September 30, 2003, and is now reported within discontinued operations; the operations of TIC are being wound down by the company and have also been reported as discontinued operations; and the operating results of NUI Environmental, previously reported within discontinued operations, are now included as part of the Retail and Business Services segment.  The change for NUI Environmental, which was sold in September 2003, was due to the company's potential future involvement in this business under certain ancillary agreements entered into by the company on the date of the sale.  Reference is made to Note 21 of the Notes to the Consolidated Financial Statements for a discussion regarding the business segments of the company. See also Item 6. Selected Financial Data-Summary Consolidated Operating Data for summary information by customer class with respect to operating revenues, gas volumes sold or transported and average number of utility customers served.  A discussion of the business of each segment follows.

Distribution Services Segment

Products and Services

The company's Distribution Services segment consists of the operations that distribute natural gas through the company's regulated utility operations, conduct appliance services and engage in off-system sales.  In fiscal 2003, the businesses in the Distribution Services segment included Elizabethtown Gas, City Gas, Elkton Gas and VCW.  Since the 2002 fiscal year-end, the company has sold its VCW utility operations.  See Valley Cities Gas and Waverly Gas below.

During fiscal 2003, the Distribution Services segment distributed natural gas in five states through the company's regulated utility operations, including utilities in two states which were sold during the fiscal year.  These distribution services are regulated as to price, rate of return and safety by the regulatory commissions of the states in which the company operates (see Regulation below). During fiscal 2003, the Distribution Services segment served more than 374,000 customers, of which 70 percent were in New Jersey and 30 percent were in other states (this includes approximately 6,500 customers of discontinued operations).  Most of the company's utility customers are residential and commercial customers that purchase gas primarily for space heating.  Distribution Services' operating revenues from continuing operations were $615.5 million in fiscal 2003, $484.8 million in fiscal 2002, and $616.4 million in fiscal 2001.  In fiscal 2003, this segment represented 94 percent of the total operating revenues of the company. Of this amount, 73 percent was generated by utility operations in New Jersey and 27 percent was generated by utility operations in other states.  Gas volumes are measured in Mcf (a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas), MMcf (a basic unit of measurement for natural gas comprising 1,000 Mcf of gas), and Bcf (a basic unit of measurement for natural gas comprising one million Mcf of gas).  Total utility gas volumes sold or transported by continuing operations in fiscal 2003 amounted to 81.8 Bcf, of which 86 percent was sold or transported in New Jersey and 14 percent was sold or transported in other states. Distribution Services' operating revenues from discontinued operations during fiscal 2003 amounted to approximately $0.6 million. Gas volumes sold or transported by discontinued operations in fiscal 2003 amounted to 0.2 Bcf.  A description of each of the company's utility operations follows.

The company has appliance service businesses in New Jersey and Florida that complement NUI's natural gas utility service in those states.  The appliance service businesses had previously been reported within the Retail and Business Services segment.  These businesses sell and install heating units, such as furnaces and gas boilers, air conditioners and water heaters, as well as repair and install gas-fired appliances such as ranges, grills, pool heaters and gas lamps.  The New Jersey division offers service contracts that cover the cost of repairs for most of these types of appliances.  In addition, the Florida appliance business also provides leasing and financing for gas appliances.  The appliance group generated operating revenues of $15.4 million in fiscal 2003, $14.4 million in fiscal 2002, and $13.3 million in fiscal 2001.  The appliance service businesses had operating margins of $5.7 million in fiscal 2003, $5.2 million in fiscal 2002, and $4.0 million in fiscal 2001.

The Distribution Services segment also utilizes assets under contract from interstate pipelines to make off-system sales to non-jurisdictional customers.  Such assets include interstate pipeline and storage capacity.  During fiscal 2003, NUI Energy Brokers served as agent for NUI Utilities and arranged the off-system sales on behalf of the utility operations.  Pursuant to state regulatory orders, the company is able to retain a portion of the margins from these off-system sales in percentages that vary by state.  Off-system sales margins retained by the company totaled $1.3 million in fiscal 2003, $1.6 million in fiscal 2002 and $0.9 million in fiscal 2001.

NUI Utilities terminated its agency contract with NUI Energy Brokers in accordance with an NJBPU Order dated December 11, 2003, in which the NJBPU directed Elizabethtown Gas to cease purchasing gas from its affiliate, NUI Energy Brokers.  In a NJBPU Order dated January 14, 2004, the NJBPU approved a plan by NUI Utilities to enter into a Gas Asset Management Agreement with New Jersey Resources, Inc. (NJRES) to serve as NUI Utilities' agent for purchasing gas and managing its gas supply assets.  However, in its January 14, 2004 Order, the NJBPU also directed Elizabethtown Gas to conduct a competitive bid for the procurement of gas supply management services for the period commencing April 1, 2004 through March 31, 2005.  NUI Utilities entered into an agreement with NJRES to serve as NUI Utilities' gas purchasing agent for a term ending March 31, 2005, subject to a right of early termination.  NUI Utilities conducted a competitive bidding process in February and March 2004 as directed by the NJBPU.  As a result, NUI Utilities terminated its contract with NJRES effective March 31, 2004, and contracted with Cinergy to procure the gas supply requirements necessary to fulfill NUI Utilities' public utility obligations for the period commencing April 1, 2004 through March 31, 2005.  For a discussion of the impact of this agreement on the company's liquidity see Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

Elizabethtown Gas Company (Elizabethtown Gas).  Elizabethtown Gas, which began operations in 1855, provides natural gas service to approximately 260,000 customers in franchised territories within seven counties in central and northwestern New Jersey. Elizabethtown Gas' service territories cover approximately 1,300 square miles and have a total population of approximately 1.1 million.  Most of Elizabethtown Gas' customers are located in densely populated central New Jersey, where increases in the number of customers primarily result from conversions to gas heating from alternative forms of heating. In the rapidly growing northwest region of the state, new customer additions are driven primarily by new construction.

Elizabethtown Gas' regulated gas volumes sold or transported and customers served for the past three fiscal years ended September 30 were as follows:

      Regulated Gas Volumes Sold or Transported (in thousands of Mcf)

	2003	2002	2001
Firm Sales:
Residential	23,357	17,994	21,475
Commercial and Industrial	8,652	6,440	8,897
Interruptible Sales	9,721	9,905	12,641
Transportation Services	28,883	29,893	26,459
Total	70,613	64,232	69,472

                     Utility Customers Served (twelve-month average)

	2003	2002	2001
Firm Sales:
Residential - Heating	187,615	184,224	180,605
Residential - Non-heating	52,508	53,694	54,563
Commercial and Industrial	17,939	17,609	17,243
Interruptible Sales	20	21	25
Transportation Services	2,304	2,333	2,475
Total	260,386	257,881	254,911

Gas volumes sold to Elizabethtown Gas' firm sales customers (i.e., those that are covered by base rates) are sensitive to the weather in New Jersey. In fiscal 2003, the weather in New Jersey was 12 percent colder than normal and 36 percent colder than the prior year. Additionally, weather in fiscal 2002 was 23 percent warmer than normal and 21 percent warmer than fiscal 2001. While the effect of variations in weather conditions impacts sales to heating customers, Elizabethtown Gas' tariff contains a weather normalization clause that is designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $6.1 million lower in fiscal 2003, and $8.5 million higher in fiscal 2002, than they would have been without such clauses. For a further discussion on variations in revenues, see Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations.

Determination of Rates Charged to Customers

Elizabethtown Gas' customers currently have the ability to utilize transportation service from the company and purchase their gas from other suppliers.  The rate charged to transportation customers remains regulated as to price and returns.  Tariffs for transportation service have been designed to provide the same margins as bundled sales tariffs.  Therefore, except for the regulatory risk of full recovery of gas costs, Elizabethtown Gas is financially indifferent as to whether it transports gas or sells gas and transportation together.

On November 22, 2002, the company settled Elizabethtown Gas' 2002 base rate case with the NJBPU. Under the terms of this settlement, Elizabethtown Gas immediately received an annual base rate increase of approximately $14.2 million. The new rate level provides for an allowed return on equity of 10.0 percent and an overall rate of return of 7.95 percent. In its December 11, 2003 Order, the NJBPU stated that it was re-examining this settlement in light of the events surrounding NUI's use of proceeds received in its 2002 equity offering.  The company's settlement with the NJBPU on April 14, 2004 resolved all issues related to the 2002 rate case.

On September 16, 2003, Elizabethtown Gas received approval from the NJBPU to increase its Basic Gas Supply Service (BGSS) rates on a provisional basis by $28.8 million and on October 10, 2003, Elizabethtown Gas was granted approval to increase its Societal Benefits Charge (SBC) by approximately $8.0 million.  The BGSS covers the cost of natural gas supplies that Elizabethtown Gas purchases for its customers, while the SBC allows Elizabethtown Gas to recover the cost of mandated energy efficiency, low-income assistance, energy education and environmental remediation programs. Both of these charges represent the pass-through of costs on which the company does not earn a profit. The NJBPU stated that it would re-examine the provisional rates approved by the NJBPU pursuant to Elizabethtown Gas' petition for an increase in BGSS rates.  The company's settlement with the NJBPU on April 14, 2004 resolved all issues related to this BGSS proceeding.

In response to the federal Electric Discount and Energy Competition Act, which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and required New Jersey gas utilities to continue offering basic gas supply service through December 2002 for those customers not choosing an alternate supplier.  On January 17, 2002, the NJBPU issued an Order that continued the obligation of all New Jersey gas utilities to provide basic gas supply service until the NJBPU has had an opportunity to fully investigate major policy issues relating to pricing structure and gas supply reliability.  No timetable has been established for completion of such a review.  As of September 30, 2003, only six residential customers in Elizabethtown Gas' service territory were receiving gas from an alternate gas supplier.

Elizabethtown Gas' interruptible customers have alternative energy sources and use gas on an as available basis. Variations in the volume of gas sold or transported to these customers do not have a significant effect on the company's earnings because, in accordance with New Jersey regulatory requirements, 80 percent of the margins that otherwise would be realized on gas sold or transported to interruptible customers are credited to firm customers.

Recovery of Purchased Gas Costs

On March 30, 2001, the NJBPU issued an Order allowing Elizabethtown Gas to begin recording interest on its under-recovered gas cost balance, and to establish a new Gas Cost Under-recovery Adjustment (GCUA) to recover the gas cost under-recovery balance as of October, 31, 2001 over a three-year period from December 1, 2001 through November 30, 2004. In addition, pursuant to the Order, the company was required to make a filing on November 15, 2001, to establish a new BGSS rate designed to recover purchased gas costs for the period November 1, 2001 through September 30, 2002. In that filing, the company requested approval to decrease its BGSS rate and implement its GCUA rate, with a net effect representing a decrease of 12.7 percent in residential customer bills.  The NJBPU approved the company's request and these changes became effective on December 1, 2001.

City Gas Company of Florida (City Gas).  City Gas is the second largest natural gas utility in Florida, supplying gas to more than 101,000 customers in Miami-Dade, Martin, Broward and Palm Beach Counties in south Florida, and in Brevard, Indian River and St. Lucie Counties in central Florida.  City Gas' service areas cover approximately 3,000 square miles and have a population of approximately 2.3 million.

City Gas' regulated gas volumes sold or transported and customers served for the past three fiscal years ended September 30 were as follows:

     Regulated Gas Volumes Sold or Transported (in thousands of Mcf)

	2003	2002	2001
Firm Sales:
Residential	1,767	1,738	1,930
Commercial and Industrial	1,827	1,836	2,323
Interruptible Sales	7	30	66
Transportation Services	6,377	6,098	5,156
Total	9,978	9,702	9,475

                   Utility Customers Served (twelve-month average)

	2003	2002	2001
Firm Sales:
Residential	95,846	96,085	95,963
Commercial and Industrial	3,789	3,762	3,992
Interruptible Sales	1	3	5
Transportation Services	1,703	1,656	1,313
Total	101,339	101,506	101,273

City Gas' residential customers purchase gas primarily for heating water, drying clothes and cooking.  Some customers, principally in central Florida, also purchase gas to provide space heating during the relatively mild winter season.

City Gas' commercial and industrial customers consist primarily of schools, businesses and public facilities.  As with its residential markets, the company is seeking to maximize the utilization of its existing mains by emphasizing marketing efforts toward potential commercial businesses along these lines.

Certain commercial and industrial customers have changed their natural gas service from a supply and transportation basis to only transportation. City Gas' transportation tariff provides margins on transportation services that are substantially the same as margins earned on gas sales.  Therefore, except for the regulatory risk of full recovery of gas costs, City Gas is financially indifferent as to whether it transports gas or sells gas and transportation together.

Determination of Rates Charged to Customers

On January 16, 2001, City Gas received approval from the Florida Public Service Commission (FPSC) to increase its annual base rates by $5.13 million to cover the cost of service enhancements and reliability improvements since City Gas' last base rate increase in 1996.  This rate level provided for an allowed return on equity of 11.5 percent and an overall rate of return of 7.88 percent.

On October 7, 2003, City Gas received approval from the FPSC to increase its base rates by $2.9 million.  The increase represents a portion of the company's request for a total rate increase of $10.5 million to recover the costs of investments in its customer service and system maintenance and growth, increases in operating expenses, and the impact of the continuing sluggish economy.  On January 20, 2004, City Gas received approval from the FPSC to increase its base rates by $6.7 million, effective February 23, 2004. This includes the interim rate increase of $2.9 million approved in October.  This new rate level provides for an allowed return on equity of 11.25 percent and an overall allowed rate of return of 7.36 percent.

City Gas recovers all of its gas costs through a Purchased Gas Adjustment charge (PGA).  The PGA recovery period is the twelve-month period beginning January 1 and ending December 31 of each year.  Gas costs and recoveries are reconciled on an annual basis with any imbalance charged or credited in the following year.  Interest is added to both over-recovered and under-recovered balances.  In May 2004, City Gas expects to file for an over-recovery imbalance of approximately $800,000, including interest, under its purchased gas adjustment recovery clause covering the 2003 calendar year.

Elkton Gas (Elkton).  Elkton provides gas service to approximately 5,400 customers in franchised territories comprising approximately 14 square miles within Cecil County, Maryland.  During fiscal 2003, Elkton sold approximately 974,000 Mcf of gas as follows:  30 percent sold to residential customers and 70 percent sold to commercial and industrial customers.  The current rates and tariffs for Maryland were authorized in June 1992.

Valley Cities Gas and Waverly Gas (VCW).  The company sold its VCW utility operations on November 7, 2002.  VCW provided gas service to approximately 6,500 customers in franchised territories comprising 114 square miles within Bradford County, Pennsylvania and the Village of Waverly, New York and surrounding areas. During fiscal 2003, the regulated operations of VCW sold or transported approximately 239,000 Mcf of gas as follows:  8 percent sold to residential customers, 6 percent sold to commercial and industrial customers, and 86 percent transported to commercial and industrial customers.  The rates and tariffs for the Pennsylvania and New York operations during fiscal 2003 were authorized between October 1988 and September 1995.

Gas Supply and Operations

In recent years, the gas industry has been undergoing structural changes designed to increase competition in response to policies of the Federal Energy Regulatory Commission (FERC) and state regulatory commissions.  Traditionally, interstate pipelines were wholesalers of natural gas to local distribution companies and generally did not provide separate transportation or other services for specific customers. In 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. In fiscal 1995, the NJBPU unbundled the services provided and the rates charged to New Jersey commercial and small industrial customers and in calendar 2001, the NJBPU approved a stipulation that extended unbundled transportation services to all retail customers.  The transition to more competitive rates and services has the effect of increasing the opportunity for local gas distribution companies, and customers, to purchase natural gas from alternative sources, while increasing the potential business and regulatory risk borne by a local gas distribution company with respect to the acquisition and management of natural gas services.

The company endeavors to utilize its pipeline capacity efficiently by matching capacity to its load profile to the extent feasible.  To this end, the company has had a broad unbundled service tariff for certain of its customers since 1987.  The company continues to avail itself of opportunities to improve the utilization of its pipeline capacity by pursuing broad-based customer growth, including off-peak markets and utilizing capacity release and off-system sales opportunities afforded by Order No. 636 when operationally feasible.

The company's gas supply for its utility operations during fiscal 2003 came from the following sources: approximately 7 percent from long-term purchase contracts; approximately 78 percent from seasonal or monthly purchase contracts; and approximately 15 percent from daily purchases made in the spot market.  The company manages its gas supply portfolio with the aim of assuring a diverse, reliable and secure supply of natural gas at the lowest reasonable cost.  In fiscal 2003, the company's largest single supplier accounted for approximately 14 percent of the company's total gas purchases.

The company has a long-term gas purchase contract for the supply of natural gas for its New Jersey system.  Under this contract, the company has a right to purchase, on a firm year-round basis, up to 3.7 Bcf of natural gas annually with a maximum of approximately 10,000 Mcf per day.  The company is committed to purchase, at market-related prices, minimum quantities of gas that total approximately 2.1 Bcf per year.  In the event that the company does not purchase the minimum quantity in a given year, the company has until the next contract year to make up the difference or risk a reduction in the contracted daily delivery quantity.  During the fiscal year ended September 30, 2003, the company's continuing utility operations purchased a total of 50.1 Bcf, and accordingly the company expects that minimum demand on its systems for the duration of this contract will continue to exceed this minimum purchase obligation.  The company also has seasonal and monthly firm supply contracts and access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers.  In fiscal 1995, the company, along with seven other Northeastern and Mid-Atlantic gas distribution companies, formed the East Coast Natural Gas Cooperative LLC (the Co-op).  The Co-op was formed with the goal of jointly managing certain portions of the members' gas supply portfolios, to increase reliability and reduce costs of service to customers, and to improve the competitive position of the member companies.  The company terminated its membership in the Co-op effective March 31, 2004 as part of the discontinuation of NUI Energy Brokers' trading operations.

In order to have available sufficient quantities of gas during the heating season, the company stores gas during non-peak periods and purchases supplemental gas, including propane, liquefied natural gas (LNG), and gas available under contracts with certain large cogeneration customers, as it deems necessary.  The storage contracts provide the company with an aggregate of 9.9 Bcf of natural gas storage capacity and the right to receive a maximum daily quantity of 176,636 Mcf.  The contracts with cogeneration customers provide 22,600 Mcf of daily gas supply to meet peak loads by allowing the company to take back capacity and supply that otherwise is dedicated to serve those customers.

The company has a LNG storage and vaporization facility in New Jersey for handling peak gas demand.  It has a daily delivery capacity of 24,200 Mcf and storage capacity of 131,000 Mcf.  The company's maximum daily sendout in fiscal 2003 was approximately 408,000 Mcf in New Jersey, including approximately 89,000 Mcf delivered by third party suppliers for transportation customers, and 59,300 Mcf in its other service territories combined.  The company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for firm sales for New Jersey of approximately 400,000 Mcf and approximately 75,000 Mcf for the other service territories combined.

The company has long-term gas delivery contracts with seven interstate pipeline companies.  Under these contracts, the company has a right to deliver, on a firm year-round basis, up to 80.9 Bcf of natural gas annually with a maximum of approximately 235,000 Mcf per day. Both the price and conditions of service under these contracts are regulated by the FERC.

Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amounted to approximately $60.1 million in fiscal 2004 (this amount includes the company's obligations under two twenty-year agreements to pay annual demand charges for the firm transportation and storage of natural gas).  The company currently recovers, and expects to continue to recover, a majority of such fixed charges through its purchased gas adjustment clauses.

During fiscal 2003, NUI Energy Brokers served as NUI Utilities' agent for gas supply procurement and asset management.  Pursuant to the December 11, 2003 NJBPU Order, NUI Utilities terminated its agency relationship with NUI Energy Brokers.  NUI Utilities contracted with Cinergy to procure the gas supply requirements necessary to fulfill NUI Utilities' public utility obligations and to manage its gas supply and deliverability assets from April 1, 2004 through March 31, 2005.

The company distributes gas through approximately 6,200 miles of steel, cast iron and plastic mains.  The company has physical interconnections with five interstate pipelines in New Jersey and a single interstate pipeline in both Maryland and Florida.  Common interstate pipelines along the company's operating system provide the company with greater flexibility in managing pipeline capacity and supply, and thereby optimizing system utilization.

Sales of Non-Core Businesses

The company's growth strategy did not achieve the results that the company had anticipated.  As a result, the company experienced increasing significant losses and write-offs in its non-utility businesses during fiscal years 2001, 2002 and 2003.  In late fiscal 2002, a series of defaults under the then-existing credit facilities of NUI and NUI Utilities resulted in the refinancing of such debt and the company began exploring the sale of its non-core businesses as a means of raising capital and cutting costs.

In October 2001 and March 2002, the company sold certain subsidiaries of VGC for an aggregate sales price of approximately $4.6 million.  On September 30, 2002, the company sold NC for approximately $24 million, and on November 7, 2002, the company completed the sale of VCW for approximately $15 million.  NUI Environmental Group was sold on September 3, 2003 for one dollar, to a former officer of NUI.  During July 2003, the company announced it was seeking a buyer for NUI Telecom.  The company had discontinued two of the four product lines of TIC in July 2002 and also announced in July 2003 that the remaining operations of TIC would be wound down.  On December 15, 2003, the company completed the sale of NUI Telecom for approximately $2 million.  In addition, in May 2003, the company announced it was exiting the retail energy business, and subsequently paid Houston Energy Services Company, LLC and Amerada Hess Corporation $3.8 million to assume the majority of NUI Energy's contracts for retail sales of gas to customers and is winding down its operations.  The operating results of certain of these entities have been classified as Discontinued Operations in the Consolidated Statements of Income, as applicable.  The assets and liabilities of certain of these entities have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheets, as applicable. See Note 11 of the Notes to the Consolidated Financial Statements for a further discussion about these operations.

Regulation

The company is subject to regulation with respect to, among other matters, rates, service, accounting and the issuance of securities.  The company's natural gas distribution operations are subject to regulation by the public utility commissions of the states in which it operates.  The company is also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1968, with respect to the design, installation, testing, construction and maintenance of pipeline facilities. Natural gas purchases, transportation service and storage service provided to the company by interstate pipeline companies are subject to regulation by the FERC (See Distribution Services Segment-Gas Supply and Operations) for a further discussion.  In addition, the company is subject to federal, state and local laws and regulation with respect to employee health and safety and environmental matters including, but not limited to, water quality, air quality and solid waste management.  At present, the company is working with the New Jersey Department of Environmental Protection and the North Carolina Department of Environment and Natural Resources under Administrative Consent Orders and/or Memoranda of Agreement with respect to property remediation matters.

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

For a discussion of the orders issued by the NJBPU relating to rates charged by Elizabethtown Gas, the recovery of purchased gas costs by Elizabethtown Gas and to the provision of services by Elizabethtown Gas to customers choosing an alternative natural gas supplier, see Distribution Services Segment-Elizabethtown Gas Company above.

For a discussion of the orders issued by the NJBPU relating to the focused audit and related matters see Item 3.  Legal Proceedings-NJBPU Focused Audit and Regulatory Orders.

For a discussion of the decisions made by the FPSC relating to rates charged by City Gas, see Distribution Services Segment-City Gas Company of Florida above.

Franchises

The company holds non-exclusive municipal franchises and other consents which enable it to provide natural gas in the territories it serves. The company intends to seek the renewal of these franchises and consents as they expire.

Seasonal Aspects

Sales of gas to some classes of customers are affected by variations in demand due to changes in weather conditions, including normal seasonal variations throughout the year.  The demand for gas for heating purposes is closely related to the severity of the winter heating season.  Seasonal variations affect short-term cash requirements.  In addition, the company recognizes proportionately higher revenues in the winter months.  For a further discussion of our seasonal cash needs and risks related to seasonal demand, see Risk Factors below.

The effect of weather that is above or below normal is partially offset in New Jersey through a weather normalization clause contained in the tariffs in that jurisdiction.  The weather normalization clause is designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and decreasing amounts charged when weather has been colder than normal.

Competition

The company competes with distributors of other fuels and forms of energy, including electricity, fuel oil and propane, in all portions of the territories in which it has distribution mains.  In addition, in 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993.  See Distribution Services Segment-Gas Supply and Operations above for a further discussion.  Subsequently, initiatives were sponsored in various states, the purposes of which were to unbundle or separate into distinct transactions, the purchase of the gas commodity from the purchase of transportation services for the gas.  To that end, several of the company's utility operations have unbundled residential, commercial and industrial gas purchase and transportation rates.

The unbundled sale of gas to customers is subject to competition from unregulated marketers and brokers, which generally do not bear the obligations or costs related to operating a regulated utility.  Tariffs for transportation service have generally been designed to provide the same margins as bundled sales tariffs.  Therefore, except for the regulatory risk of full recovery of gas costs, the company is financially indifferent as to whether it transports gas, or sells gas and transportation together.  The company also faces the risk of loss of transportation service for large industrial customers, which may have the ability to build connections to interstate gas pipelines and bypass the company's distribution system.  Gas distributors can also expect increased competition from electricity as deregulation in that industry decreases prices and increases supply sources.  Alternatively, opportunities may increase for gas service to fuel generators for large industrial customers, replacing electric utility service.

Environment

Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Expenditures and Commitments and Note 22 of the Notes to the Consolidated Financial Statements for information regarding environmental matters affecting the company.

Energy Asset Management Segment (formerly Wholesale Energy Marketing and Trading)

Products and Services

The Energy Asset Management segment reflects the operations of the company's NUI Energy Brokers and VGC subsidiaries.  Together, this segment offers wholesale energy sales, energy portfolio management, risk management and utility asset management.  In addition, this segment includes the equity income and losses of NUISS, the company's subsidiary which is a fifty-percent member of SSLLC, a joint venture with a subsidiary of Duke Energy. SSLLC was formed in 2001 to develop a natural gas storage facility in Saltville, Virginia.  Total operating revenues for the Energy Asset Management segment were $27.1 million in fiscal 2003, $28.1 million in fiscal 2002 and $19.1 million in fiscal 2001. In fiscal 2003, this segment represented 4 percent of the total operating revenues of NUI.

NUI Energy Brokers was formed in 1996 to provide wholesale natural gas supply and trading, brokering, and risk management services.  As a result of the NJBPU Order on December 11, 2003, NUI Utilities terminated its gas procurement arrangement with NUI Energy Brokers and, in April 2004, entered into a full requirements gas supply contract with Cinergy.  In March 2004, the company discontinued the trading operations of NUI Energy Brokers.  Prior to it being discontinued, NUI Energy Brokers traded physical natural gas in four geographic regions: the Northeast, Southeast, Gulf Coast, and Mid-Continent. In addition, NUI Energy Brokers traded natural gas futures, options and swaps on the New York Mercantile Exchange and the over-the-counter market.  The risk associated with trading activities was closely monitored on a daily basis and controlled in accordance with the company's Risk Management Policy.  As in any commodity brokerage activity, however, there are risks pertaining to market changes and credit exposure that can be managed but not eliminated.  For this reason, the earnings from NUI Energy Brokers have the potential to be more volatile than the company's utility distribution business. NUI Energy Brokers' operating margins were $17.4 million in fiscal 2003, $19.5 million in fiscal 2002, and $19.4 million in fiscal 2001.  For a further discussion of the risks and activities of NUI Energy Brokers see Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.  On November 19, 2003, the company announced that an independent investigation into certain questionable transactions involving NUI Energy Brokers had been initiated by NUI's Audit Committee.  For a discussion of the investigation see Item 3.  Legal Proceedings-Investigations of NUI Energy Brokers.

VGC is a natural gas storage, pipeline, and distribution company with principal operations in Southwestern Virginia. VGC operates two storage facilities, one a high-deliverability salt cavern facility in Saltville, Virginia and the other a depleted reservoir facility in Early Grove, Virginia. Combined, the facilities have approximately 2.6 Bcf of working gas capacity. VGC also owns and operates a 72-mile intrastate pipeline. VGC currently serves as the construction and operations manager for NUI's joint venture with Duke Energy to initially develop 5.3 Bcf of storage at the Saltville facility.  For a further discussion see NUISS below and Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Expenditures and Commitments-Joint Venture with Duke Energy.  This new storage facility will serve, through new interstate interconnections, the Mid-Atlantic region, an area of high demand growth due to population increases and power generation.  All of VGC's businesses are regulated by the Virginia State Corporation Commission except for SSLLC, which is regulated by the FERC.  VGC, which was acquired by NUI on March 28, 2001, had operating margins of $8.7 million in fiscal 2003, $9.0 million in fiscal 2002 and $2.6 million in fiscal 2001.

VGC, through Virginia Gas Distribution Company (VGDC), provides gas service to approximately 300 customers in franchised territories within Buchanan and Russell Counties, Virginia. During fiscal 2003, VGDC sold approximately 240,300 Mcf of gas, of which 4 percent was sold to residential customers and 96 percent was sold to commercial and industrial customers.

NUISS is a fifty-percent member of SSLLC.  SSLLC plans to expand the present Saltville storage facility from its current capacity of 1 Bcf to approximately 12 Bcf in several phases.  The Saltville facility connects to Duke Energy Gas Transmission's (DEGT) East Tennessee Natural Gas interstate system and DEGT's Patriot pipeline and features fast-injection and fast-withdrawal capabilities.  After Phase I of the expansion, the Saltville storage field will be able to deliver up to 500 million cubic feet per day of natural gas to area markets and will be able to store approximately 6.0 Bcf of working gas.  Phase I is expected to be completed by fiscal 2008.  The market demand for additional storage will dictate the timing of the other phases of the expansion.  In an Order issued September 11, 2003, the FERC reversed prior rulings and determined that SSLLC does not qualify for a statutory exemption from FERC Natural Gas Act regulation.  SSLLC was permitted to continue service on an interim basis but was ordered to submit applications for FERC approval to construct and operate its facilities and to provide service subject to applicable FERC law and regulations. SSLLC is proceeding to comply with this Order, and has filed its application for various FERC authorizations on November 10, 2003. NUISS contributed approximately $0.1 million of equity earnings to NUI in fiscal 2003.

Retail and Business Services Segment

Products and Services

During fiscal 2003, the Retail and Business Services segment included the operations of the company's NUI Energy, UBS and OAS subsidiaries.  Prior to September 30, 2003, the operations of OAS were included in UBS.  The operations of NUI Telecom, as well as the operations of the network services and wireless divisions of TIC previously reported in this segment, have been reclassified to discontinued operations, and in December 2003 NUI Telecom was sold.  See Note 11 of the Notes to the Consolidated Financial Statements.  The appliance services business previously reported in this segment is now reported as part of the Distribution Services segment.  Operating revenues for this segment, exclusive of discontinued operations, were $9.8 million in fiscal 2003, $7.0 million in fiscal 2002, and $10.4 million in fiscal 2001.

NUI Energy was formed as a full-service energy marketing company serving industrial and commercial clients.  During May 2003, the company announced it was exiting the retail energy business and subsequently sold the majority of NUI Energy's contracts and began winding down its operations.  NUI Energy offered energy commodity pricing options at competitive rates, secured delivery, and provided account balancing and reconciliation for its customers.  NUI Energy Brokers, the company's energy trading and portfolio management affiliate, handled supply acquisition for NUI Energy.  Operating revenues and margins for NUI Energy were $2.4 million in fiscal 2003, as compared with $2.5 million in fiscal 2002, and $5.9 million in fiscal 2001.

UBS provides customer information systems and services to investor-owned and municipal utilities, as well as third-party providers in the water, wastewater, and gas markets. Wins CIS®, a premiere customer information system developed and maintained by UBS, is presently serving approximately 50 clients with state-of-the-art capabilities in support of more than 1.5 million customers.  United Water, the largest non-affiliated Wins CIS® client for UBS, accounts for approximately 40 percent of UBS' revenue.  In addition to generating over 12 million bills in fiscal 2003, UBS continues to assist clients in related areas such as automatic meter reading, payment processing, and account recovery.  UBS' operating revenues were $6.1 million in fiscal 2003, $3.5 million in fiscal 2002, and $4.0 million in fiscal 2001.  UBS had operating margins of $3.6 million in fiscal 2003, $1.9 million in fiscal 2002, and $2.7 million in fiscal 2001.  In addition, UBS provides billing and payment processing services to NUI Utilities under a service agreement that was approved by the NJBPU in the focused audit settlement agreement.  In June 2003, the company had approved a plan to sell UBS.  However, the September 2003 decision to sell the company reduced the probability that a sale of UBS would occur, given that NUI Utilities is UBS' largest customer and there was no guarantee that NUI Utilities would maintain a long-term relationship with UBS after the company was sold.  As a result, as of September 30, 2003, the assets and liabilities of UBS are no longer classified as "held for sale" on the Consolidated Balance Sheets and its results of operations have been included in Income from Continuing Operations on the Consolidated Statements of Income.

OAS, the company's digital mapping operation, currently provides services to eight clients that include geospatial information system (GIS) mapping, pipe network modeling, and work management.  Effective April 1, 2004, OAS has subcontracted all of its existing services to a third party engineering firm.  OAS has notified its customers that upon expiration of their current contracts, their relationship with OAS will terminate. OAS's operating revenues were $1.3 million in fiscal 2003, $1.0 million in fiscal 2002, and $0.6 million in fiscal 2001.  OAS had operating margins of $0.5 million in fiscal 2003, $1.0 million in fiscal 2002, and $0.6 million in fiscal 2001.

NUI Telecom is a non-facilities-based, full service telephone company that provides its customers with a single service solution for all their telecommunications requirements.  NUI Telecom, formerly reported within the Retail and Business Services segment, was being held for sale at September 30, 2003 and has been reported as discontinued operations.  In December 2003, NUI Telecom was sold.   NUI Telecom's operating revenues were $45.4 million in fiscal 2003, $28.0 million in fiscal 2002, and $11.0 million in fiscal 2001.  NUI Telecom generated margins of $14.2 million in fiscal 2003, $7.9 million in fiscal 2002, and $3.3 million in fiscal 2001.

During July 2002, the company ceased the operations of TIC's telephone equipment and United States Postal Service product lines and had classified the operating results of these two product lines as discontinued operations in the Consolidated Statements of Income.  TIC's operating revenues were $5.0 million in fiscal 2003, $17.5 million in fiscal 2002, and $11.9 million in fiscal 2001.  TIC generated margins of $2.2 million in fiscal 2003, $7.3 million in fiscal 2002, and $3.0 million in fiscal 2001.

Other NUI Operations

NUI Environmental was formed in fiscal 1996 to develop a methodology for treating dredged materials from the New York/New Jersey harbor to increase the accessibility of the harbor to commercial shipping traffic.  During September 2002, the company began seeking a buyer for NUI Environmental.  In September 2003, the company sold NUI Environmental for one dollar to a former officer of NUI.  In addition, NUI has the ability to repurchase shares of NUI Environmental and receive a portion of the proceeds from any sale of NUI Environmental during the five years following the sale.  NUI also entered into a license agreement with the buyer of NUI Environmental, whereby the buyer must pay royalties to NUI for the use of proprietary technology until the earlier of January 3, 2022 or the occurrence of certain events.  Because of the license agreement, the operating results of NUI Environmental have not been included within discontinued operations on the Consolidated Statements of Income.  See Note 11 of the Notes to the Consolidated Financial Statements.

Persons Employed

As of September 30, 2003, the company employed a total of 1,081 persons.  In New Jersey, 260 employees were represented by the Utility Workers Union of America (Local 424) and 54 employees were represented by the Communications Workers of America (Local 1023).  In addition, 79 employees in Florida were represented by the Teamsters Local 769 and 385.  The Utility Workers Union of America collective bargaining agreement with the New Jersey union became effective November 21, 2001, and expires on November 20, 2005.  The collective bargaining agreement in Florida, which was negotiated on March 31, 2001 and originally was to expire on March 31, 2004, has been extended through March 31, 2005.  The Communications Workers of America contract became effective May 1, 2003 and expires on April 30, 2006.

Persons employed as of September 30, 2003 by segment were as follows:  Distribution Services segment-794 persons; Energy Asset Management-87 persons; and Retail and Business Services-64 persons.  In addition, the corporate office of NUI employed a total of 111 persons, which employees primarily work in shared services for the entire corporation.  The majority of these shared services employees were transferred to NUI Utilities during the first quarter of fiscal 2004.  As of September 30, 2003, operations being held for sale employed 25 persons.

Available Information

The company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  Any document the company files with the SEC may be read or copied at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  The company's SEC filings are also available at the SEC's Web site at http://www.sec.gov or the company's Web site at http://www.nui.com.  The information on NUI's Web site is not incorporated by reference into and is not made a part of this report.

Risk Factors

As a holding company, NUI depends almost entirely on payments and dividends from its subsidiaries to meet its debt and other contractual obligations and to pay dividends.

Under NUI's holding company structure, NUI has no independent operations and conducts substantially all of its operations through its subsidiaries.  As a result, NUI depends almost entirely on the earnings and cash flows of, and dividends or distributions (including the settlement of intercompany balances) from, NUI Utilities and its other subsidiaries to provide the funds necessary to meet its debt and other contractual obligations.  Furthermore, substantially all of NUI's consolidated assets, earnings and cash flows are derived from the operations of NUI's regulated utility subsidiaries, whose authority to pay dividends or make other distributions to NUI is subject to regulation by state regulatory authorities and is also subject to limitations contained in the NUI Utilities amended credit agreement and the Standby Bond Purchase Agreement, dated June 12, 2001, between NUI Utilities and The Bank of New York.  NUI receives payments from NUI Utilities to reimburse NUI for certain amounts expended by NUI on behalf of NUI Utilities, such as amounts for shared services and overhead costs, through the settlement of outstanding intercompany balances.  NUI's ability to meet its obligations depends in part on NUI's receipt of funds from NUI Utilities.  There are no restrictions on the settlement of intercompany balances in NUI's or NUI Utilities' financing agreements.

Currently, the terms of the Standby Bond Purchase Agreement restrict the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which has been reduced by the NJBPU settlement.  There is no capacity under this covenant for further dividends at this time or for the foreseeable future.  For a description of this restrictive covenant, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity. In the event that NUI Utilities is unable to obtain a waiver of this covenant, NUI Utilities would not be able to provide funds to NUI (except to settle monthly intercompany balances), and NUI may not be able to meet certain of its obligations.

The ability of NUI and NUI Utilities to meet their liquidity obligations depends upon various factors, including their ability to obtain extensions of their existing credit facilities, to procure additional financing for the upcoming winter heating season and to complete the sale of NUI in a timely manner.

In light of, among other factors, the requirement that NUI Utilities must prepay its gas requirements under its agreement with Cinergy and its other gas supply, distribution and storage agreements and the obligation to make payments pursuant to its settlement with the NJBPU, management of the company believes it will need additional financing in order to assure that the company's liquidity needs can be met during the upcoming winter heating season.  There is no assurance that any necessary additional financing can be obtained or that the approval of the NJBPU, which is necessary to obtain such financing, will be forthcoming.  In addition, the financing, if obtained, could have terms which have a material adverse effect on the company.

Each of the $255 million existing term loan facility of NUI and the $150 million existing credit facility of NUI Utilities expires on November 22, 2004 and each may be extended for one 364-day term, subject to certain conditions.

NUI's facility may be extended if (i) NUI Utilities' facility is simultaneously extended, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, have been extended to a date no earlier than June 30, 2006 or have been repaid with the proceeds of the delayed draw term loan, (iii) NUI deposits cash into escrow with the administrative agent to cover interest that would accrue on outstanding amounts under the credit facility until the extended maturity date, in an amount of approximately $20 million, and (iv) no default exists under such facility at the time of such extension.

NUI Utilities' facility may be extended if (i) all applicable regulatory approvals required for such extensions have been obtained, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, have been extended to a date no earlier than June 30, 2006 or have been repaid with the proceeds of the delayed draw term loan and (iii) no default exists under such facility at the time of such extension.

In the event the conditions to extension are not satisfied and the lenders are unwilling to waive such conditions, NUIand NUI Utilities will be required to refinance all of the indebtedness under such facilities.  In the event these facilities are required to be refinanced in November 2004 or in the event these facilities are extended until November 2005 and are required to be refinanced in November 2005, there is no assurance that NUI and NUI Utilities will be able to refinance these facilities or that the approval of the NJBPU, which is necessary to obtain such refinancing, will be forthcoming.  In addition, the refinancing, if available, could have terms which have a material adverse effect on the company.

In the event the company is unable to reach an agreement to sell the company, it is likely to make it more difficult to obtain additional financing for the upcoming winter heating season and to make it more difficult to refinance the credit facilities when necessary.

The sale of NUI may not be consummated.

On September 26, 2003, NUI announced its intention to sell the company.  Although our management currently hopes to enter into an agreement to sell the company in the third quarter of calendar 2004, the sale of the company is subject to numerous uncertainties, in particular:

--     the company may not locate a buyer;

--     the bids received by the company may have insufficient value or contain terms which the company is unable to agree to;

--     even if a buyer is located, the company may be unable to negotiate a definitive agreement with such buyer;

--     the sale may be delayed or prevented by the need to make filings with and/or obtain approval from regulatory authorities, including the SEC and the utility commissions of the states in which NUI conducts its business; and

--     our shareholders may not approve the sale.

In addition, under the terms of NUI's and NUI Utilities' credit facilities, the sale of the company is subject to the approval of the lenders, unless the credit facilities are repaid in connection with such sale.

Because NUI and NUI Utilities no longer maintain investment grade credit ratings, counterparties might require NUI and NUI Utilities to provide increasing amounts of credit support, such as the prepayment of gas procurement obligations.

As a result of credit rating downgrades, NUI Utilities' gas suppliers subject it to prepayments for gas supply and pipeline demand charges. If NUI Utilities is unable to meet any capital calls made by its gas suppliers, NUI Utilities may not be able to obtain sufficient gas to service its customers. Furthermore, NUI's transactions in each of its businesses, especially in its Distribution Services segment, will require greater credit assurances, both to be given from, and received by, NUI to satisfy credit support requirements. Additionally, certain market disruptions or a further downgrade of NUI's or NUI Utilities' credit ratings might further increase their respective cost of future borrowing or further impair their respective ability to obtain additional liquidity or extend the maturity of their respective existing indebtedness or refinance their respective existing indebtedness. Such disruptions could include:

--     capital market conditions generally;

--     market prices for natural gas;

--     terrorist attacks or threatened attacks on our facilities or those of other energy companies; or

--     the overall health of the energy industry, including the bankruptcy of energy companies.

Results of pending and possible future legal proceedings and investigations could have a material adverse effect on our financial condition, results of operations and liquidity.

On March 3, 2003, the NJPBU initiated a focused audit of NUI, NUI Utilities and Elizabethtown Gas.  In connection with the focused audit, certain questionable transactions at NUI Energy Brokers, the company's wholesale energy trading subsidiary, were identified. The Audit Committee of the company has conducted an investigation of these questionable trading practices at NUI Energy Brokers.  The Attorney General of the State of New Jersey is conducting a criminal investigation relating to these matters, and NUI has received subpoenas in connection with this investigation.  The SEC is conducting an informal inquiry relating to NUI Energy Brokers.

Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, which actions have since been consolidated into a single action.  The plaintiffs allege, among other things, that the company and two of its former presidents violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases and in statements to analysts and others.

We are cooperating fully with those investigations and are defending the civil lawsuits filed against us. However, we cannot predict when these investigations or legal proceedings will be completed or the likely outcome of any of the investigations or legal proceedings. It is possible that they could lead to criminal charges, civil enforcement proceedings, additional civil lawsuits, settlements, judgments and/or consent decrees against us (and our subsidiaries), and that, as a result, we will be required to pay fines and damages, consent to injunctions on future conduct, lose the ability to conduct business or suffer other penalties, each of which could have a material adverse effect on our financial condition, results of operations and liquidity.

For a further discussion of these legal proceedings and investigations, see Item 3.  Legal Proceedings.

In addition, we may be obligated to indemnify our current and former directors, officers and employees, as well as those of some of our subsidiaries, for fines, liabilities, fees or expenses that they may face as a result of the pending and possible future litigation and investigations, and to advance to or reimburse such persons for defense costs, including attorneys' fees.

The effects and results of these various investigations and legal proceedings, including the ultimate determination regarding our indemnity obligations and the extent of our insurance coverage, could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

A review of our public filings by the SEC may result in the amendment of our periodic reports, which could have a material adverse effect on the trading price of our common stock and our ability to access the capital markets.

The investigations by the NJPBU and the investigation by the Audit Committee of NUI of certain questionable transactions at NUI Energy Brokers, the company's wholesale energy trading subsidiary, have led to a delay in the filing of this annual report and our first quarter fiscal 2004 report on Form 10-Q.  Due to the investigation by the Audit Committee, the company was not able to complete its financial reporting process and its audited financial statements for inclusion in its fiscal 2003 Form 10-K by December 29, 2003, the deadline for filing the Form 10-K. The SEC may provide us with comments on this filing or on the delayed quarterly report after such reports have been filed, which could require us to amend previously filed periodic reports.  If we are required to amend our periodic filings, investor confidence may be reduced, our stock price may substantially decrease and our ability to access the capital markets may be seriously limited.

Further downgrading of NUI's and NUI Utilities' credit ratings could make it more difficult and expensive to finance their respective operations and their future operating income could be diminished as a result.

Since September 9, 2002, Moody's has downgraded NUI's debt rating from Baa-1 to Caa-1 and the debt rating of NUI Utilities from A-3 to B-1 and has indicated they would monitor the company's liquidity position as well as its progress in selling non-core assets.  Since September 26, 2003, Standard & Poor's Rating Services (S&P) has lowered its corporate credit rating for NUI Utilities from BBB to BB and placed its rating on CreditWatch with developing indications.

NUI and NUI Utilities may be subject to further downgrades in the future.  None of NUI's or NUI Utilities' current credit facilities or other debt instruments contain direct events of default that are triggered by such downgrades.  However, additional downgrades by either S&P or Moody's could exacerbate liquidity concerns, increase NUI's and NUI Utilities' respective costs of future borrowing, result in NUI Utilities being unable to secure additional financing for the upcoming winter heating season or to refinance NUI's and NUI Utilities' respective existing credit facilities as they become due and could affect their respective ability to make payments on outstanding debt instruments and comply with other existing obligations, which could have a material adverse effect on their respective financial condition, results of operations and liquidity.

For a further discussion of the downgrades, please see the discussion included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Rating Actions of this annual report.

Risks related to the regulation of our businesses, including environmental regulation, could affect the rates we are able to charge, our costs and our profitability. The operation of our businesses might be adversely affected by changes in these regulations or in their interpretation or implementation.

Our businesses are subject to regulation by federal, state and local regulatory authorities. In particular, our natural gas distribution operations are subject to regulation by the regulatory commissions of the states in which the company operates and the United States Department of Transportation and limited regulation by the FERC. These authorities regulate many aspects of our distribution operations, including construction and maintenance of facilities, operations, safety, and the rates that we can charge customers and the rate of return that we are allowed. Our ability to obtain rate increase supplements to maintain our current authorized rate of return depends upon regulatory discretion, and there can be no assurance that we will be able to obtain rate increases that are necessary to earn our current authorized rate of return.

In addition, our operations and properties are subject to extensive environmental regulation pursuant to a variety of federal, state and local laws and regulations. These environmental regulations impose, among other things, restrictions, liabilities and obligations in connection with storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances in the environment. Environmental laws also require that facilities, sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed pursuant to applicable regulatory requirements. Our current costs to comply with these laws and regulations are significant to our results of operations and financial condition. In addition, claims against us under environmental laws and regulations could result in material costs and liabilities. With the trend toward stricter standards, greater regulation, more extensive permit requirements and an increase in the number and types of assets operated by us subject to environmental regulation, our environmental expenditures may increase in the future.

Public and regulatory scrutiny of the energy industry and of the capital markets has resulted in increased regulation being either proposed or implemented.  Existing regulations might be revised or reinterpreted, new laws and regulations might be adopted or become applicable to us, or our facilities, and future changes in laws and regulations might have a detrimental effect on our business. For example, in 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. Subsequently, initiatives were sponsored in various states, the purposes of which were to "unbundle" or separate into distinct transactions, the purchase of the gas commodity from the purchase of transportation services for the gas. To that end, several of the company's utility operations have unbundled residential, commercial and industrial gas purchase and transportation rates.  The unbundled sale of gas to customers is subject to competition from unregulated marketers and brokers, which generally do not bear the obligations or costs related to operating a regulated utility. Tariffs for transportation service have generally been designed to provide the same margins as bundled sales tariffs. Therefore, except for the regulatory risk of full recovery of gas costs, the company is financially indifferent as to whether it transports gas, or sells gas and transportation together. The company also faces the risk of loss of transportation service for large industrial customers, which may have the ability to build connections to interstate gas pipelines and bypass the company's distribution system. Gas distributors can also expect increased competition from electricity as deregulation in that industry decreases prices and increases supply sources. Alternatively, opportunities may increase for gas service to fuel generators for large industrial customers, replacing electric utility service.

Certain restructured markets have recently experienced supply problems and price volatility. These supply problems and volatility had been the subject of a significant amount of press coverage, much of which has been critical of the restructuring initiatives. In some of these markets, proposals have been made by governmental agencies and other interested parties to re-regulate areas of these markets which have previously been deregulated. We cannot assure you that other proposals to re-regulate will not be made or that legislative or other attention to the gas utility restructuring process will not cause the deregulation process to be delayed or reversed. If the current trend towards competitive restructuring of the wholesale and retail power markets is reversed, discontinued or delayed, our business models might be inaccurate and we might face difficulty in accessing capital to refinance our debt and funding for operating and generating revenues in accordance with our current business plans.

Our gas sales, transportation and storage operations are subject to government regulations and rate proceedings that could have an adverse impact on our ability to recover the costs of operating our pipeline facilities.

Our distribution services are regulated as to price, safety and rate of return by the regulatory commissions of the states in which the company operates. In addition, the wholesale gas sales of, and the transmission and storage operations provided to, our Distribution Services segment are subject to the FERC's rules and regulations in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.  In the event that FERC's rules and regulations significantly change the opportunity for us to recover costs in the future, such occurrence could have a material impact on the operations and profitability of our businesses.

We might be adversely affected by legal proceedings and governmental investigations related to the energy asset management segment.

Natural gas markets continue to be subject to numerous and far-reaching federal and state proceedings and investigations because of allegations that wholesale price increases resulted from the exercise of market power and collusion of the power generators and sellers such as our Energy Asset Management segment. Discussions by governmental authorities and representatives in several states have ranged from threats of re-regulation to suspension of plans to move forward towards deregulation. The outcomes of these proceedings and investigations might create corporate liability for the company, and directly or indirectly affect our creditworthiness and ability to perform our contractual obligations as well as other market suppliers' creditworthiness and their ability to perform their contractual obligations.

We encounter significant competition in the businesses in which we operate. If we are unable to successfully compete in our business markets, our results of operations will be adversely affected.

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

We expect increased competition in natural gas distribution from participants in the electricity industry as deregulation in that industry decreases prices and increases supply sources. Furthermore, the unbundled sale of natural gas to customers is subject to competition from unregulated marketers and brokers, which generally do not bear the obligations or costs related to operating a regulated utility. We also face the risk of loss of transportation service for large industrial customers that may have the ability to build connections to interstate gas pipelines and bypass our distribution system.  The renewal or replacement of the existing long-term contracts with our natural gas customers at rates sufficient to maintain current revenues and cash flows depend upon a number of factors beyond our control, including:

--     competition from other fuels;

--     the price of, and demand for, natural gas in markets served;

--     the viability of our expansion projects; and

--     the general economic impact on the industries we serve.

Our storage operations are subject to seasonality.

Our storage operations have benefited from large price swings and peaking resulting from seasonal price sensitivity through increased withdrawal charges and demand for non-storage hub services. There can be no certainty that the market for natural gas will continue to experience volatility and seasonal price sensitivity in the future at the levels previously seen. If volatility and seasonality in the natural gas industry decrease, because of increased storage capacity throughout the pipeline grid, increased production capacity or otherwise, the demand for our storage services and, therefore, the prices that we will be able to charge for those services, may decline.

We experience quarter-to-quarter fluctuations in our financial results because our natural gas sales and pipeline throughputs are affected by changes in demand for natural gas, primarily because of the weather. In particular, demand on our Elizabethtown Gas system in New Jersey fluctuates due to weather variations because of the many seasonal heating customers that are served by that system.  As a result, we are subject to seasonal variations in working capital because we purchase and store natural gas supplies in the summer months for the upcoming winter heating season; however, we do not generate significant cash flows from the sale of this gas until the winter months when demand for natural gas is at its peak.

Our natural gas operations are subject to all of the risks generally associated with the transportation and storage of natural gas, and we could experience losses not covered by insurance if there is any injury or damage as a result of any accident or other incident.

Natural gas is a volatile product, and our gas operations are therefore subject to a variety of risks, including personal injuries and damage to storage facilities, pipelines, related equipment and surrounding properties caused by hurricanes, weather and other acts of God, fires and explosions, subsidence, as well as leakage of natural gas. Our storage facilities incorporate certain primary and backup equipment, which, in the event of mechanical failure, might take some time to replace. Any prolonged disruption to the operations of our distribution and storage facilities, whether due to mechanical failure, labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of transportation or utilities service or other reasons, could have a material adverse effect on our business, results of operations and financial condition. Additionally, some of our storage contracts may obligate us to indemnify a customer for any damage or injury occurring during the period in which the customer's natural gas is in our possession. In order to minimize the effects of any such incident, we maintain insurance coverage which includes property, general liability, professional liability, and business interruption insurance; however, there is no assurance that the proceeds of any such insurance would be paid in a timely manner or be in an amount sufficient to meet our needs if such an event were to occur.

We rely on interstate pipelines and third-party natural gas production and any interruption of service or production could affect our ability to supply our customers or store natural gas.

To obtain natural gas, our distribution and storage business depends on the pipelines to which it has access. Many of these pipelines are owned by parties not affiliated with us. Any interruption of service on those pipelines or any adverse change in the terms and conditions of service could have a material adverse effect on our ability (and the ability of our customers) to transport natural gas to and from our facilities and a corresponding material adverse effect on our revenues.  In addition, the rates charged by those interconnected pipelines for transportation to and from our facilities may affect the utilization and value of our services.  Significant changes in the rates charged by those pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on our revenues.

Our debt payments are subject to variations in interest rates, which we may not be able to manage.

We are exposed to changes in interest rates as a result of our issuance of variable-rate debt and our short-term bank credit facilities. As a result, our future interest payments may increase significantly if interest rates rise.

Our business is subject to many hazards from which our insurance may not adequately provide protection or coverage.

Our operations are subject to many hazards.  These hazards include:

--     damage to pipelines, related equipment and surrounding properties caused by hurricanes, floods, fires and other natural disasters;

--     inadvertent damage from construction and farm equipment;

--     leakage of natural gas and other hydrocarbons;

--     fires and explosions;

--     acts of war or terrorism; and

--     other hazards, including those associated with natural gas, that could also result in personal injury and loss of life, pollution and suspension of our operations.

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

Forward-Looking Statements

Certain statements contained in this annual report are "forward-looking statements" within the meaning of federal securities laws. The company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:

--     statements as to NUI's and NUI Utilities' requirements for additional financing and the ability of NUI and NUI Utilities to extend and refinance certain of their outstanding indebtedness, including the credit facilities entered into in November 2003;

--     statements as to NUI's and NUI Utilities' expected liquidity needs during fiscal 2004, fiscal 2005 and beyond and statements as to the sources and availability of funds to meet the liquidity needs of NUI and NUI Utilities;

--     statements as to expected financial condition, performance, prospects and earnings of the company; and expected liquidity needs and sources of funds;

--     statements as to the company's possible settlement with the FPSC;

--     estimates as to the amount to be refunded to customers in Florida as a result of the investigation of NUI Energy Brokers;

--     statements as to expected rates, gas volumes, gas sales, revenues, margins, expenses and operating results;

--     statements as to industry forecasts in markets in which the company has operations;

--     statements as to the amount and sources of funding for future capital expenditures and investments of the company, including the company's estimated share of its funding commitments to its joint venture with Duke Energy;

--     statements as to the intended operations of the Saltville facility and the company's other storage and pipeline projects, including the timing of the completion and commencement of operations thereof;

--     statements as to the timing for seeking regulatory approval for its Florida East-West Pipeline project;

--     statements as to the company's compliance with environmental laws and regulations and estimations of the materiality of any related costs;

--     statements as to the safety and reliability of the company's equipment, facilities and operations;

--     statements as to the sales process for the company, including with respect to the time frame for entering into an agreement for the sale of the company;

--     expectations as to the impact of lawsuits filed against the company and the impact of ongoing and completed legal and regulatory investigations and proceedings, including those described under Item 3. Legal Proceedings;

--     statements as to financial projections;

--     statements as to the company's plans to pursue recovery of costs associated with the environmental remediation of manufactured gas plants from ratepayers, former owners and operators and/or insurance carriers;

--     statements as to expected level of demand on the company's systems for natural gas during the term of the company's gas procurement contracts;

--     estimates as to the amount of the write-off of the company's net regulatory assets at September 30, 2003;

--     estimates as to the expected future cash flows for hedges of forecasted transactions;

--     statements as to the ability of NUI and NUI Utilities to pay dividends;

--     statements as to the company's plans to renew municipal franchises and consents in the territories its serves;

--     expectations as to the cost of cash contributions to fund the company's pension plan, including statements as to anticipated rates of return on plan assets;

--     statements as to whether the company's internal control weaknesses were addressed by management;

--     expectations as to the amount to be paid for professional fees in fiscal 2004;

--     expectations as to the expected rate of increase in interest expense as a result of the new credit facilities entered into by NUI and NUI Utilities;

--     expectations as to the level of competition that NUI Utilities will face;

--     statements as to trends;

--     statements as to whether the company's accrued tax liabilities are adequate and as to whether any settlement related to the examination of NUI's Federal income tax returns for 2000 and 2001 by the Internal Revenue Service will have a material impact on NUI's consolidated statement of operations, financial position or cash flow;

--     statements as to the amount of the over-recovery balance under City Gas' purchased gas adjustment recovery clause;

--     statements as to the company's ability to recover fixed charges under its purchased gas adjustment clauses;

--     expectations as to relations between the company and its employees, including relationships with labor unions; and

--     expectations as to the company's growth, cash flows and capital expenditures.

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

--     the ability of the company to obtain necessary waivers from its lenders;

--     the ability of the company to obtain additional financing for the winter heating season;

--     the impact and outcome of ongoing investigations and lawsuits;

--     the ability of the company to prepay its natural gas obligations;

--     the effects of general economic conditions;

--     increases in competition in the markets served by the company;

--     the effects of deregulation of the energy markets, including industry restructuring and unbundling of services;

--     the ability of the company to implement successfully its strategy, including the planned sale of the company;

--     the ability of the company to control operating expenses and to achieve efficiencies in its operations;

--     the ability of the company to continue to modernize its distribution infrastructure as scheduled and budgeted;

--     the willingness of lenders and suppliers to continue to do business with the company;

--     the availability and price of insurance;

--     the availability of adequate supplies of natural gas;

--     the ability of NUI and NUI Utilities to extend their existing credit facilities for an additional 364 days, and the ability of NUI and NUI Utilities to refinance their existing credit facilities upon termination;

--     actions taken by government regulators, including decisions on base rate-increase requests;

--     actions taken by credit rating agencies;

--     the ability of the company to recover environmental remediation costs through rates or insurance;

--     the ability of the company to attract and retain key executives and employees;

--     fluctuations in energy commodity prices;

--     weather variations and other natural phenomena;

--     acts of war or terrorism; and

--     other factors discussed elsewhere in this annual report.

Many of these factors are beyond the company's ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which only speak as of the date of this annual report. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

Item 2.  Properties

The company's utility plant includes approximately 6,200 miles of installed steel, cast iron and plastic gas mains, together with gate stations, meters and other gas equipment in the states where it distributes natural gas. In addition, the company owns peak-shaving plants, including its LNG storage facility which is located in Elizabeth, New Jersey.

The company also owns real property in Union, Middlesex, Mercer, Morris, Warren, Sussex and Hunterdon counties in New Jersey, and in Miami-Dade, Broward, Brevard, Palm Beach, Martin, Indian River and St. Lucie counties in Florida, portions of which are under lease to others. The company's properties include office buildings in Hialeah and Rockledge, Florida that serve as the principal operating offices for the Florida operations. The company also owns various service centers in New Jersey, Florida, and Maryland from which the company dispatches service crews and conducts construction and maintenance activities.

The company leases office space in Bedminster, New Jersey that serves as its corporate headquarters, and leases certain other facilities in New Jersey, Florida, Maryland and Virginia that are operated as customer business offices or operating offices. The company also leases approximately 200,000 square feet in an office building in Union, New Jersey.

Virginia Gas owns approximately 5 acres and SSLLC owns 595 acres, which in total comprise the Saltville facility.  The Early Grove Field is situated on land not owned by the company.

Subject to minor exceptions and encumbrances, all other property materially important to the company and all principal plants are owned in fee simple, except that most of the mains and pipes are installed in public streets under franchise or statutory rights or are constructed on rights of way acquired from the apparent owner of the fee.

Item 3.  Legal Proceedings

Class Action Litigation

Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and two of its former presidents violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003, and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation.  The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 12, 2003, and subsequently plaintiffs were granted leave to file a Second Amended Consolidated Complaint, which was filed on July 17, 2003. The Second Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company, and two of its former presidents.  Specifically, the Second Amended Complaint alleges that the defendants (i) failed to disclose material facts that would impair the company's current and future earnings, including (a) the allegedly accurate amount and explanation of the company's bad debts, (b) a purportedly illegal practice by the company in "re-terminating" intrastate calls, (c) alleged accounting improprieties in connection with purportedly unearned revenue, and (d) allegedly inaccurate earnings per share information, and (ii) inflated the company's earnings materially by (a) allegedly making misleading statements concerning, and failing to properly record, bad debt costs, (b) allegedly attributing the company's rising costs to incorrect and immaterial factors, and (c) purportedly pursuing illegal telecommunications billing practices. The Second Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. On October 14, 2003, defendants moved to dismiss the Second Amended Complaint under, inter alia, the Private Securities Litigation Reform Act. Opposition papers to the motion to dismiss were served on December 19, 2003, and reply papers were filed on February 23, 2004. The motion was heard on March 15, 2004.  By decision and order dated April 23, 2004, the district court granted in part and denied in part defendants' motion to dismiss.  The district court dismissed the Section 10(b) claims against the individual defendants and dismissed all claims against the company concerning the alleged "reterminating" scheme. The district court denied the motion to dismiss with respect to certain allegations that the company made misleading misstatements concerning the accurate level of bad debt and earnings and denied the motion to dismiss the Section 20(a) claims against the individual defendants.

No discovery has occurred and defendants' time to answer the complaint has not yet run.  Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

James Greiff and TIC Enterprises, Inc. Litigation.

The plaintiffs, James Greiff and TIC Enterprises, Inc., sued the company and three other company related entities, NUI Sales Management, Inc. (NUI Sales), NUI Capital Corp. and TIC, for breach of contract and fraud arising out of the company's purchase of Greiff's interest in TIC Enterprises, LLC. The plaintiffs allege they are entitled to payment on a $3 million promissory note and have made claims arising from the defendants' alleged breach of a 2001 purchase agreement for $22 million in punitive damages for the defendants' alleged fraud and $3 million plus interest and punitive damages for the defendants' alleged fraudulent transfers.  The plaintiffs have also alleged a tortious interference claim for $3 million, which the court previously dismissed. The company and the remaining defendants are vigorously defending the lawsuit and deny any liability to the plaintiffs. NUI Sales and defendant TIC have a four-count counterclaim against both plaintiffs for more than $3 million.  They are for: (1) breach of the 2001 Purchase Agreement; (2) breach of the 1997 Amended and Restated Limited Liability Company Agreement; (3) fraud in the inducement; and (4) unjust enrichment.  This case, originally filed in the Northern District of Georgia, was recently transferred on defendants' motion to the District of Delaware.

The parties are in the midst of discovery, and have exchanged written responses and objections to discovery requests along with numerous documents. The parties have also begun taking depositions of the parties and fact witnesses.  On May 2, 2004, NUI proposed a settlement to the plaintiffs in which the company agreed to pay the plaintiffs $1.4 million to completely satisfy NUI's obligation under the note, as well as to resolve all other claims that the company and the plaintiffs had brought against each other.  On May 5, 2004, NUI received the plaintiffs' written acceptance of the company's settlement proposal, and the plaintiffs requested that NUI prepare the appropriate settlement documents for review.  As a result, the company reduced the amount payable under the note from $3.0 million to $1.4 million on the September 30, 2003 Consolidated Balance Sheet, and recorded a gain of $1.6 million in other income on the Consolidated Statement of Income for fiscal 2003.

Flint Energy Construction Co., Inc. and Virginia Gas Pipeline Company Litigation

Flint Energy Construction Co., Inc. sued Virginia Gas Pipeline Company (VGPC) on a contract claim for amounts billed to VGPC for work performed by Flint Energy as general contractor on the extension of VGPC's P-25 pipeline.  VGPC is counter-suing Flint for breach of contract.  The case has moved to the deposition phase and is expected to be brought to trial in June of 2004.  Flint originally billed VGPC $2.2 million, which represents the disputed amount.  At this time, the company is unable to determine the likely outcome.

Specific Cruise Systems, Inc. and Frigette, Inc. d/b/a SCS/Frigette, Inc. v. TIC, Nortel Networks, Inc. and Sherry Hutto Walton.

Plaintiffs, Specific Cruise Systems, Inc. and Frigette, Inc. d/b/a SCS/Frigette, Inc., filed a Petition in Texas state court against TIC, one of TIC's former employees, Sherry Walton, and Nortel Networks, Inc. on November 5, 2002 for alleged damages relating to lost profits and replacement services arising out of their claims for breach of contract, fraudulent inducement, and breach of warranty, as well as for an offset/credit in connection with the sale by TIC of telephone equipment.  TIC denies that it made such representations and is relying upon the contracts entered into between the parties.  TIC seeks payment for the balance due relating to the sale in the amount of approximately $83,000.  If the provisions of the contract are not enforceable, the plaintiffs may be entitled to lost profits resulting from the alleged delay in the installation of the system and the alleged interference with their business resulting from defects in the system.  If the contract is deemed enforceable, a provision in the contract providing a limitation on liability may preclude recovery by plaintiff on certain issues.  On June 11, 2003, TIC filed a Motion to Compel Arbitration; no decision has been rendered on the motion.  Discovery is continuing.  At this time, the company is unable to determine the likelihood of an outcome.

The company is also involved in various other claims and litigation incidental to its business.  In the opinion of management, none of these other claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

NJBPU Focused Audit and Regulatory Orders

As a result of NUI and NUI Utilities' credit downgrades during 2003, negative credit rating comments and concerns raised during a routine competitive services audit of Elizabethtown Gas conducted by the NJBPU, in March 2003 the NJBPU ordered a focused audit of NUI, NUI Utilities and Elizabethtown Gas in six key areas:  (1) strategic planning; (2) affiliate transactions; (3) financial structure and interaction; (4) accounting and property records; (5) corporate governance; and (6) executive compensation.  The NJBPU retained The Liberty Consulting Group (Liberty) as the auditors for the focused audit.  On March 17, 2004, the NJBPU released the final report for the focused audit, which, among other things, cited weaknesses in each of the foregoing six areas.  Described below under the heading Focused Audit Report is a summary of the final report filed with the NJBPU by Liberty and a summary of the terms of the settlement agreement entered into on April 13, 2004 among NUI, NUI Utilities, Elizabethtown Gas and the NJBPU regarding the issues raised in the focused audit.

In addition, the NJBPU also issued a series of regulatory orders to NUI, NUI Utilities, and Elizabethtown Gas during calendar 2003 and 2004, concerning, among other things, a number of the issues which were the subject of the focused audit.  These are discussed in more detail below under the heading Regulatory Orders.

Focused Audit Report

On December 17, 2003, Liberty published an interim audit report which presented the auditors' description of key events and activities, as well as their findings and conclusions through that date. The final audit report was accepted and released by the NJBPU on March 17, 2004.  NUI filed responsive comments on March 26, 2004.

The audit report cites weaknesses and areas of concern.  However, the report also points out that Elizabethtown Gas consistently provided safe and reliable service to its customers during the period under audit.

Strategic Planning.  The audit report states that NUI was too aggressive in planning for non-utility growth, with overly optimistic goals for earnings growth, return on equity and revenues.  NUI's decision to enter into various non-utility services areas, in particular telecommunications and environmental, were alleged to be too optimistic and based on incorrect assumptions given the economic climate of the applicable industries, and resulted in significant losses and write-downs.  The report also states that NUI did not exercise sufficient control over capital budgeting and reporting for its non-utility investments, that management did not keep directors sufficiently informed about developing financial problems, and that delays and changes to capital and expense budgets adversely affected the management of Elizabethtown Gas.

Affiliate Transactions.  The audit report states that the non-utility operations of NUI relied inappropriately on the utilities for funding of operation and support costs.  It also discusses problems with the allocation of costs, including costs associated with owned and leased properties; the lack of arms-length negotiations and agreements with affiliates or analysis of marketplace alternatives; the incorrect classification of intercompany accounts and notes payable; and the failure to memorialize or properly document various service agreements or file any such agreements with the NJBPU, as required by the March 1, 2001 holding company order.

The audit report also describes certain questionable transactions involving NUI Energy Brokers, which was the focus of the independent investigation by NUI's Audit Committee, as described below.

Financial Structure and Interaction.  The audit report's analysis of NUI Utilities' credit rating problems states that, despite the profitability and stability of NUI Utilities' operations, the lack of proper insulation of NUI's utility businesses from the non-utility businesses caused NUI Utilities' credit ratings to decline, as the result of NUI's non-utility company problems.  The audit report states that NUI Utilities' cash had been inappropriately pooled with the cash of other business units of NUI.  Also, it states that the company failed to document intercompany cash transfers and failed to settle balances between companies on a regular basis, leading to problems with reconciliation and unreasonable loans from NUI Utilities and its operating divisions to non-utility operations, all in violation of the NJBPU's holding company order. The audit report states that NUI used funds derived from NUI Utilities' credit agreements to fund non-utility investments and operations.  In addition, the audit report states that NUI's senior notes placed limitations on NUI Utilities' operating ability and that the various amendments to and refinancing of NUI's credit agreements, which led to onerous provisions in NUI Utilities' credit agreements, were not necessary.  The audit report notes that NUI has since reengineered its cash management structure to separate the cash of NUI Utilities from non-utility cash, and has begun to operate under this new structure.

The audit report is generally critical of NUI's weakness in cash forecasting and its general liquidity handling.  The audit report also questions NUI's actions surrounding its 2002 equity sale, stating that NUI used the funds therefrom as a means to fund non-utility operating losses and that such funds were inappropriately included in Elizabethtown Gas' capital structure ahead of a base rate hearing, most likely affecting the outcome.

Accounting and Property Records.  The audit report states various accounting concerns and weaknesses, in particular:

--     Inappropriate and inaccurate treatment of intercompany payable and receivable balances,

--     Inappropriate use of a common cash pool,

--     Lack of a formal cash management agreement,

--     Weaknesses in internal controls for accounts payable and receivable,

--     Lack of formal or appropriate policies and procedures in certain accounting functions, and

--     The need to audit procedures for fixed asset and continuing property records functions.

Corporate Governance.  The audit report states that the Board's committee structure reflects a reasonable division of authority and responsibility for the various Board functions, and a review of committee activities indicates that there has been a focus on relevant matters; Board members have a reasonably substantiated time commitment to NUI matters; director attendance of Board and committee meetings has been good and directors received information to prepare for meetings with sufficient time; and the Audit Committee's practices and procedures were generally in keeping with the requirements or proposed requirements of the Sarbanes-Oxley Act and the securities exchanges.  The audit report also notes certain weaknesses: retention of the Board's records has been deficient; the Board was too small and lacked appropriate utility operating and regulatory experience and focus; until recently the Board lacked formal nominating procedures and policies; the Board was not sufficiently informed about Elizabethtown Gas' operations; the oversight of subsidiary boards could have been improved; and the Board relied too heavily on management for evaluating new ventures and for ensuring compliance with the holding company order, which led to several instances of non compliance.  In particular, the report states that NUI failed to comply with key provisions of the holding company order and that NUI has demonstrated a lack of understanding of what such order entails.

Executive Compensation.  The audit report finds that the structure and administration of executive compensation have been reasonable and the change in control agreements are representative.  However, the audit report states that NUI's executive and director compensation has been based on an inappropriate peer group, and as a result compensation became too high.  In addition, the audit report finds that the Board has at times overridden the terms of incentive programs and paid bonuses to executives when goals have not been met. The audit report further states that the Board's fees are too high, and the company's consulting agreement with its Chairman, a former NUI executive, which ended on March 31, 2004, has remained in place too long.  In addition, the audit report states that Elizabethtown Gas bears too much of executive compensation costs, while compensation of Elizabethtown Gas' advisory board members should be increased.  Furthermore, the audit report notes that the company's policy of paying directors in stock instead of cash and requiring directors and executives to own specified minimum amounts of company stock is desirable and helps align the interests of directors and executives with those of stockholders.

Company Response.   The company filed its response to the final audit report on March 26, 2004.  As indicated in its response, although NUI did not agree with many of the statements and findings in the report, NUI has implemented a number of important changes in areas examined by the audit report including:

--     engaging in a comprehensive process to re-engineer its cash management operations;

--     implementing cash segregation policies and practices as of September 1, 2003 so that the cash of NUI Utilities is no longer pooled with that of NUI's non-utility subsidiaries;

--     conducting monthly reconciliation and payment of intercompany balances, which included the repayment by NUI, in full, on November 24, 2003 of the $85 million intercompany receivable owed to NUI Utilities;

--     strengthening internal controls for accounts payable and receivable;

--     creating a cash management policy with formal policies and procedures in the accounting function; and

--     entering into new credit facilities which eliminated certain provisions limiting NUI Utilities' operating flexibility.

NUI Utilities has expanded its Board and increased its responsibilities to strengthen the independence of the utilities operations.  Both NUI and NUI Utilities have also implemented significant changes in senior management.

Summary of Settlement Agreement with the NJBPU

On April 14, 2004, the company announced that NUI, NUI Utilities and Elizabethtown Gas Company had entered into a settlement agreement with the NJBPU on all issues related to the focused audit, and on April 26, 2004, the NJBPU issued a Final Order accepting and adopting that settlement agreement.  Pursuant to the settlement agreement, NUI Utilities agreed to refund $28 million plus interest to Elizabethtown Gas ratepayers and to pay a $2 million penalty to the State of New Jersey over five years.  The $28 million will be credited to ratepayers as follows:  $7 million in NUI's fiscal year 2004, $6 million in NUI's fiscal year 2005 and $5 million in each of NUI's fiscal years 2006, 2007 and 2008.  The $2 million penalty shall be paid in $400,000 annual installments in each of NUI's fiscal years 2004 through 2008.  The company has the option to make a balloon payment of all outstanding amounts due under the terms of the settlement agreement at any time.  In addition, upon the close of a sale of the company, any outstanding balance is required to be paid in full by the company within a period to be determined by the NJBPU.  The refund and penalty increased the company's net after-tax loss for fiscal year 2003 by approximately $18.6 million, or $1.16 per share.

In addition to the required monetary refund and penalty, NUI agreed to file a plan with the NJPBU for implementing the recommendations of the Liberty report, as modified by the settlement.  The settlement agreement also contains a number of other provisions, including, without limitation:

--     The company shall continue to use its existing cost allocation policy until the earlier of the sale of the company or 18 months from the date the settlement agreement was adopted as final;

--     The company and the NJBPU agree that an appropriate target equity percentage for Elizabethtown Gas shall be 45 percent and if the average equity percentage for the preceding twelve months falls below 45 percent, the company shall provide the NJBPU with a written plan on how the 45 percent equity capital will be reinstated;

--     The company agrees to maintain a separate cash management system for NUI Utilities and is prohibited from commingling cash of Elizabethtown Gas or of NUI Utilities with the cash of NUI or of non-utilities affiliates of NUI;

--     The company shall provide the NJBPU with various financial statements of NUI Utilities and Elizabethtown Gas;

--     The pre-approval by the NJBPU is required for various intercompany arrangements and for certain financing arrangements and certain other transactions that could impact the assets or operations of Elizabethtown Gas or NUI Utilities;

--     NUI Utilities shall have different management and a separate Board of Directors from NUI responsible for utility operations although NUI and NUI Utilities may have up to three common directors; and

--     The company agrees to settle all receivables and payables for allowed intercompany transactions on a monthly basis in accordance with a matrix developed by the company and the NJBPU.

The terms of the settlement agreement (1) do not prohibit the payment of dividends to NUI or the settlement of monthly intercompany balances, (2) do not waive or alter the requirements of any existing Order of the NJBPU and (3) are not binding on any purchaser of the company, except that, upon closing of the sale, any outstanding refund and penalty balance are required to be paid in full by the company within a period of time to be determined by the NJBPU.  The company's agreement to the terms of the settlement is not an acknowledgement of non-compliance with any law, regulation or NJBPU Order or requirement.  The settlement agreement resolves all issues identified in the final Liberty audit report without acknowledgement or admission by the company as to the correctness of any issue or that any specific issue forms the basis or any part of the basis for the payments described above.  The settlement provides that no further civil action shall be taken by the NJBPU.  The NJBPU retains the authority to impose any requirements or conditions on a purchaser upon a petition for approval of a sale of the company.

Regulatory Orders

On September 16, 2003, the NJBPU, in connection with its approval of a provisional increase in Elizabethtown Gas' BGSS rate, ordered NUI to provide (1) written assurances that the approved revenues would be used solely for Elizabethtown Gas and (2) an acceptable plan whereby NUI and any other subsidiaries would repay Elizabethtown Gas for any money owed to it. In addition, NUI and NUI Utilities were ordered to continue to cooperate with the focused audit, participate in weekly meetings to review their financial integrity and comply with existing NJBPU Orders, and NUI Utilities was ordered to refrain from issuing any special dividends (i.e., extraordinary dividends not in accordance with the historical practices of the Board of Directors of NUI Utilities) without the prior approval of the NJBPU. After the September 26, 2003 announcement by NUI of its intention to sell the company, the NJBPU issued an Order dated October 30, 2003, ordering NUI to: (1) provide information to the NJBPU concerning its compensation packages; (2) provide assurances that Elizabethtown Gas' immediate and short-term liquidity needs would be met; (3) provide the NJBPU with all information necessary to assess the sufficiency of funding of NUI's pension and other post-retirement plans; and (4) present a detailed plan and schedule for preparing the company for sale, for operating during the sale process and for conducting sale activities in order to assure the NJBPU that the process of selling NUI would be transparent, independent, and timely. In addition, the NJBPU ordered NUI to protect the utility employees of Elizabethtown Gas during the sale process, inform the NJBPU of the progress of the 2003 fiscal year-end audit of the company's financial statements being conducted by PricewaterhouseCoopers LLP (PwC) and amend its consulting agreement with FTI Consultants. In October 2003, the company employed FTI Consultants to manage its financial operations and develop new liquidity forecasts.

Pending its review of the interim focused audit report, on December 11, 2003, the NJBPU issued an Order in which NUI Utilities and Elizabethtown Gas were directed to cease purchasing gas from NUI Energy Brokers upon approval of a new gas supply procurement and energy asset management plan, which was to be submitted to the NJBPU by January 2, 2004 for the NJBPU to approve by January 8, 2004. Further, per the Order, NUI Utilities is prohibited from issuing special dividend payments (i.e., extraordinary dividends not in accordance with the historical practices of the Board of Directors of NUI Utilities); and Elizabethtown Gas shall not pay any allocated costs of any agreements, retainers or arrangements for professional services and other expenditures incurred in connection with, or as a result of, the focused audit and/or financial difficulties of NUI unless approved by the NJBPU.

In its Order dated January 14, 2004, the NJBPU accepted the plan submitted by NUI Utilities and Elizabethtown Gas which transferred the management of NUI Utilities' and Elizabethtown Gas' gas supply assets to NJRES through March 31, 2004. The NJBPU further directed NUI Utilities to file a procedure with the NJBPU for the competitive procurement of gas supply management services for the period commencing April 1, 2004 through March 31, 2005. In the event NJRES was not selected to continue to provide services to NUI Utilities as a result of the bid process, the NJBPU directed NUI Utilities to pay an early termination fee.

NUI Utilities filed a procedure for competitive procurement of gas supply management services, which was approved by the NJBPU on February 11, 2004.  NUI Utilities instituted a process for receiving bids for gas supply and capacity management services to the company's New Jersey, Florida and Maryland utility divisions.  The company requested bidders to provide bids in one of three ways:  (1) on the basis of a fixed payment to the company reflecting the value of the company's energy assets, (2) on the basis of sharing credits and/or margins derived from capacity release and off-system sales activities, or (3) on the basis of a fee tied to the volume of capacity in excess of the company's requirements multiplied by a measure of the market value tied to available published indices.  The company received multiple bids from nine third-party suppliers.  As a result of this process, NUI Utilities selected Cinergy to provide a full requirements gas supply contract with least cost dispatch rights.  The contract covers the period from April 1, 2004 through March 31, 2005 and provides a fixed payment to NUI Utilities for the use of NUI Utilities gas and deliverability assets for the twelve months ended March 31, 2005.  The NJBPU approved the selection of Cinergy as the company's gas and capacity management services provider on April 14, 2004.

Investigations of NUI Energy Brokers

Through January 2004, NUI Energy Brokers served as NUI Utilities' and Elizabethtown Gas' agent for purchasing gas and managing their utilization of their pipeline, storage and peaking contracts and assets. NUI Energy Brokers and Elizabethtown Gas were also parties to a contract pursuant to which Elizabethtown Gas purchased certain firm gas supplies from NUI Energy Brokers. NUI Energy Brokers also arranged financial transactions on behalf of Elizabethtown Gas relating to its gas procurement needs.

In early November 2003, as the result of the focused audit conducted by Liberty, the Board of Directors of the company became aware of allegations of inappropriate conduct by employees of NUI Energy Brokers.  Some employees of NUI Energy Brokers allegedly had engaged in activities that improperly benefited NUI Energy Brokers at the expense of Elizabethtown Gas.  The Audit Committee of the Board retained an independent outside counsel to assist it in conducting an independent investigation into the allegations and report the findings and conclusions to the Audit Committee.

As a result of its investigation, the independent counsel concluded that while NUI had established NUI Energy Brokers with internal controls designed to protect Elizabethtown Gas' assets, NUI Energy Brokers traders often ignored or circumvented these controls.  The NUI Energy Brokers bonus/commission plan created an incentive for NUI Energy Brokers traders and other NUI employees who participated in the bonus/commission plan to engage in conduct that favored NUI Energy Brokers over Elizabethtown Gas or to remain silent if they observed conduct that allowed NUI Energy Brokers to benefit at Elizabethtown Gas' expense.  The independent counsel concluded that the maximum amount of lost margin to Elizabethtown Gas as a result of NUI Energy Brokers' failure to obtain for Elizabethtown Gas NUI Energy Brokers' best or weighted average price of the day for comparable transactions was approximately $6.5 million over a five year period.  The independent counsel also concluded that NUI Energy Brokers recorded as income a discount of $1.3 million that a counterparty gave for an early settlement of a deferred payment transaction.  In addition, the independent counsel concluded that the maximum amount of lost margin to City Gas as a result of NUI Energy Brokers' failure to obtain for City Gas the best or weighted average price of the day for comparable transactions was approximately $2.6 million, for which amount the company has recorded a pre-tax reserve at September 2003.  The independent counsel also reached conclusions with respect to the conduct of various employees.  Based upon these conclusions, the Audit Committee recommended that the Board of Directors of NUI take certain personnel actions, which recommendation the NUI Board of Directors effected.

The Attorney General of the State of New Jersey is conducting a criminal investigation relating to NUI Energy Brokers.  In connection with this investigation, NUI received subpoenas issued by the New Jersey State Attorney General's Office.  NUI is cooperating fully with the New Jersey Attorney General's Office.

In November 2003, the SEC advised the company that it is conducting an informal inquiry relating to NUI Energy Brokers.  On March 1, 2004, the SEC requested NUI to produce voluntarily certain documents in furtherance of its informal inquiry.  NUI is fully cooperating with the SEC.  At this point, the company cannot predict whether or not the SEC will initiate a formal investigation into this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was presented for submission to a vote of security holders through the solicitation of proxies or otherwise during the last quarter of fiscal 2003.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a)           Market Information

NUI common stock is listed on the New York Stock Exchange and is traded under the symbol "NUI". The quarterly cash dividends paid and the reported price range per share of NUI common stock for the two years ended September 30, 2003, were as follows:

	Quarterly Cash	Price Range
	Dividend	High	Low
Fiscal 2003:
First Quarter	$0.245	$22.25	$9.65
Second Quarter	0.245	17.40	13.13
Third Quarter	0.245	17.17	13.20
Fourth Quarter	0.245	17.40	14.60

Fiscal 2002:
First Quarter	$0.245	$24.40	$20.18
Second Quarter	0.245	25.00	21.35
Third Quarter	0.245	27.50	24.24
Fourth Quarter	0.245	27.45	15.87

(b)           Approximate Number of Holders of Common Stock

There were 4,721 shareholders of record of NUI common stock at April 30, 2004.

(c)           Dividends

NUI's dividend policy is reviewed on an ongoing basis and is dependent upon NUI's expectation of future earnings, cash flow, financial condition, capital requirements and other factors. On November 25, 2003, NUI's Board of Directors indicated its intention to permanently reduce the dividend rate on NUI's common stock by 47 percent beginning with the March 2004 dividend payment.  On this basis, the quarterly dividend on NUI's common stock would be $0.13 per share, representing an annual dividend rate of $0.52 per share following the reduction.  However, under the amendment to NUI's credit facility entered into on May 10, 2004, NUI is prohibited from paying any cash dividends during any fiscal quarter in which NUI's consolidated total debt represents more than 60 percent of its total capitalization, measured (i) at the last day of the immediately preceding fiscal quarter and (ii) pro forma at the time such dividend is made.  As a result of these restrictions, NUI is prohibited from paying any dividends at this time and expects to be unable to pay dividends for the foreseeable future.

(d)           Sale of Unregistered Securities

Common Stock Issued in Conjunction with Acquisitions. Pursuant to the Stock Purchase Agreement between the company and Mr. H.A. Street and Mrs. Edith Street (the Streets), on October 5, 2001, the company issued to each of the Streets 72,324 (144,648 total) unregistered shares of NUI common stock as partial consideration for each of the Streets' respective 25 percent ownership of VGDC and VGSC. The shares were issued under a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933. The company did not issue any shares of unregistered securities during fiscal years 2003 or 2001.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data
(in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2003	2002	2001	2000	1999
Operating Revenues	$652,377	$519,872	$646,006	$494,763	$435,757
Income (Loss) from Continuing
Operations	$(11,317)	$16,051	$27,454	$19,483	$23,271
Net Income (Loss)	$(45,149)	$(15,888)	$ 16,313	$20,558	$24,560
Basic and Diluted Income (Loss) from Continuing Operations
Per Share	$(0.71)	$ 1.08	$2.05	$1.51	$1.83
Basic and Diluted Net Income (Loss)
Per Share	$(2.82)	$(1.06)	$1.22	$1.59	$1.93
Dividends Paid Per Share	$0.98	$ 0.98	$0.98	$0.98	$0.98
Total Assets	$1,020,763	$1,038,982	$1,146,391	$911,268	$844,226
Capital Lease Obligations	$9,798	$10,743	$3,188	$4,191	$2,599
Long-Term Debt	$309,053	$309,017	$308,989	$268,947	$268,911
Common Shareholders' Equity	$230,115	$288,252	$274,727	$250,896	$237,318
Common Shares Outstanding	16,025	15,990	13,755	12,983	12,750

Notes to the Selected Consolidated Financial Data:

Net loss for fiscal 2003 includes impairment charges to adjust the carrying value of assets being held for sale in conjunction with the company's decision to sell its NUI Telecom subsidiary, which decreased net income by approximately $25.5 million (after-tax), or $1.59 per share, and a cumulative effect of a change in accounting charge due to the adoption of EITF 02-03, "Issues Involved in Accounting for Contracts Under EITF 98-10," which decreased net income by $5.9 million (after-tax), or $0.36  per share. The net loss also includes charges recorded in connection with the settlement of the focused audit conducted by the NJBPU, which decreased net income by approximately $18.6 million (after-tax), or $1.16 per share.  The company has established a reserve of $1.6 million (after-tax), or $0.10 per share, in anticipation of a similar settlement with the Florida Public Service Commission.

In fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets."  Accordingly, the results of operations of those NUI entities that have been or will be disposed of and meet the applicable accounting criteria have been reported as discontinued operations for all years presented.  See Note 11 of the Notes to the Consolidated Financial Statements for a further discussion of discontinued operations.

Net loss for fiscal 2002 includes a cumulative effect of a change in accounting charge due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which decreased net income by $17.6 million (after tax), or $1.18 per share.

During fiscal 2002, the company adopted the net basis reporting provision of EITF 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."  See Note 1 of the Notes to the Consolidated Financial Statements.

Net income for fiscal 2000 includes a gain on the sale of assets, which increased net income by $1.7 million (after tax), or $0.13 per share.

Net income for fiscal 1999 includes a pension settlement gain and other non-recurring items.  The effect of these items increased net income by $2.3 million (after tax), or $0.18 per share.

Summary Consolidated Operating Data

	Fiscal Years Ended September 30,
	2003	2002	2001	2000	1999
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$272,582	$231,698	$272,446	$208,440	$197,799
Commercial and Industrial	112,995	91,872	128,007	94,686	90,979
Interruptible Sales	62,636	41,339	80,804	63,370	49,110
Unregulated Sales	123,536	101,236	135,610	96,296	65,464
Transportation Services	48,675	47,195	40,737	41,594	37,634
Telecommunications, Customer Service and Other	82,864	75,114	46,063	24,271	18,351
Total Revenues	703,288	588,454	703,667	528,657	459,337
Revenues by Discontinued Operations	(50,911)	(68,582)	(57,661)	(33,894)	(23,580)
Operating Revenues from Continuing Operations	$652,377	$519,872	$646,006	$494,763	$435,757
Gas Sold or Transported (MMcf)
Firm Sales:
Residential	25,449	21,183	25,148	23,167	22,064
Commercial and Industrial	11,342	9,982	12,984	12,269	12,642
Interruptible Sales	9,790	10,975	13,380	15,929	16,420
Unregulated Sales	86,759	103,718	94,972	145,642	168,748
Transportation Services	35,464	39,558	35,205	35,235	32,602
Total Gas Sold or Transported	168,804	185,416	181,689	232,242	252,476
Gas Sold or Transported by Discontinued Operations	(239)	(6,790)	(6,863)	(8,042)	(7,839)
Gas Sold or Transported by Continuing Operations	168,565	178,626	174,826	224,200	244,637
Average Utility Customers Served
Firm Sales:
Residential	346,860	356,933	353,397	348,626	344,448
Commercial and Industrial	22,982	24,322	24,111	23,727	23,574
Interruptible Sales	30	40	47	45	56
Transportation Services	4,065	4,064	3,854	3,787	3,535
Total Average Utility Customers Served	373,937	385,359	381,409	376,185	371,613
Average Utility Customers Served by
Discontinued Operations	(6,548)	(20,716)	(20,637)	(20,068)	(20,294)
Average Utility Customers Served by
Continuing Operations	367,389	364,643	360,772	356,117	351,319

Degree Days in New Jersey	5,421	3,973	5,036	4,579	4,381
Employees (year-end)	1,081	1,144	1,599	1,078	1,049
Ratio of Earnings to Fixed Charges	0.66(a)	1.85	2.29	2.30	2.58

(a)       For the fiscal year ended September 30, 2003, the company's pre-tax earnings were inadequate to cover its fixed charges for the year.  The amount of such earnings deficiency for the year was $10.5 million pre-tax.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the company's historical results of operations and financial condition should be read in conjunction with the company's consolidated financial statements and the related notes.

Overview

The company is a diversified energy company that is primarily engaged in the sale and distribution of natural gas through its local utility companies. Its local utility operations are carried out by NUI Utilities and its operating divisions, as well as through a subsidiary of Virginia Gas Company (VGC). NUI Utilities is comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company is also engaged in several non-regulated businesses through NUI Capital and its subsidiaries, which in fiscal 2003 included NUI Energy, NUI Energy Brokers, NUI Environmental, UBS, NUI Telecom and TIC. In addition, through NUISS, the company is a fifty-percent member of SSLLC, a joint venture with a unit of Duke Energy that is developing a natural gas storage facility in Saltville, Virginia.

The company's growth strategy has not produced the results the company had anticipated and, as a result, the company experienced significant losses and write-offs in its non-utility businesses during fiscal years 2001, 2002 and 2003. After a series of defaults under the then existing credit facilities of NUI and NUI Utilities and the resulting refinancing of such debt in early fiscal 2002, the company began selling off or discontinuing the operations of certain non-core businesses as a means of generating liquidity and cutting costs.  In February 2003, NUI and NUI Utilities entered into new revolving credit agreements, which were amended in August 2003 as a result of certain defaults.

During fiscal 2003, the company considered several alternate financing plans aimed at restoring the credit worthiness of the company, but none of these plans were deemed viable. The company also sold or announced its intention to sell most of its non-core businesses in an attempt to raise capital and reduce losses. Finally, on September 26, 2003, the company's Board of Directors announced it was pursuing the sale of the company. The company has engaged two investment banks to serve as financial advisors to assist it in the sale.

On November 24, 2003, NUI and NUI Utilities obtained a $405 million 364-day credit facility financing package.  See Liquidity and Capital Resources for a further discussion of the use of these proceeds and the terms of the credit agreements.

As described below in Liquidity and Capital Resources, NUI and NUI Utilities are likely to have additional liquidity needs beginning in the 2004-2005 winter season, as a result of, among other things, the pre-payment requirements of NUI Utilities' gas supply, delivery and storage requirements and the NJBPU settlement.  In addition, NUI and NUI Utilities will be required to refinance or extend their respective existing bank indebtedness in November 2004.  Even if NUI and NUI Utilities are able to extend their respective existing bank indebtedness in November 2004, NUI and NUI Utilities would still have to refinance their respective existing bank indebtedness in November 2005.

Discussion of Critical Accounting Policies and Assumptions

In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying the estimates prove to be inaccurate. The critical accounting policies requiring such subjectivity are discussed below.

Valuation of Goodwill.  NUI records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare yearly operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set yearly budgetary guidelines.

NUI currently has $8.1 million of goodwill, all of which is recorded at VGC. As permitted under SFAS 142, we can rely on our previous valuations for the annual impairment testing provided that the following criteria are met: (a) the assets and liabilities of VGC have not changed significantly since the most recent fair value determination; and (b) the most recent fair value determination resulted in an amount that exceeded the carrying amount by a substantial margin and there is no economic indication that the carrying value of goodwill may be impaired. In the case of VGC, the above criteria have been met and therefore, there was no impairment to goodwill in fiscal 2003.

In determining the fair value for its investment in VGC, an income valuation and discounted cash flow valuation approach was used to estimate the fair market value for VGC. Under the income valuation approach, the fair value of a company is obtained by discounting the sum of (i) the expected future cash flows of the company; and (ii) the terminal value of a company. The discount factor used in the discounted cash flow calculation is the company's weighted-average cost of capital. NUI was required to make certain significant assumptions in the income approach, specifically the weighted-average cost of capital, short and long-term growth rates and expected future cash flows.

As a result of our valuation, management has determined that the fair value of the assets of VGC adequately exceeds their carrying value and no impairment charge is necessary. Management will continue to review and focus on our overall strategy for this business unit and accordingly will continue to evaluate the related carrying value of the goodwill. While we believe that our assumptions are reasonable, actual results, however, may differ from our projections.

Accounting for the Effects of Rate Regulation on Gas Distribution Operations.  The financial statements of the company's regulated gas utility operations reflect the ratemaking policies and orders of the public utility commissions of the states in which the company operates. The regulated gas utilities are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the actions of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies.  SFAS 71 allows for the deferral of expenses and income on the consolidated balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the consolidated statements of income of an unregulated company. These deferred regulatory assets and liabilities are then recognized in the consolidated statement of income in the period in which the amounts are reflected in rates.

Rate regulation is undergoing significant change as regulators and customers seek lower prices for utility service and greater competition among energy service providers. In the event that regulation significantly changes the opportunity for us to recover costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of SFAS 71. In that event, a write-down of our existing regulatory assets and liabilities could result. If we were unable to continue to apply the provisions of SFAS 71 for any of our rate regulated subsidiaries, we would apply the provisions of SFAS 101 "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71." We estimate that the write-off of our net regulatory assets at September 30, 2003 would result in a charge to net income of approximately $39.3 million or $2.45 per share, which would be classified as an extraordinary item. In management's opinion, our regulated subsidiaries that currently are subject to the provisions of SFAS 71 will continue to be subject to SFAS 71 for the foreseeable future.

Pension and Other Postretirement Benefits.  As discussed in Note 20 to the Consolidated Financial Statements, "Retirement and Other Benefits," NUI participates in both non-contributory defined benefit pension plans, as well as other post-retirement benefit (OPEB) plans (collectively postretirement plans). NUI's reported costs of providing pension and OPEB benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Postretirement costs are impacted by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also impact current and future postretirement costs.  Postretirement costs may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the postretirement costs and benefit obligations.  For example, holding all other assumptions constant, a one-half percent decrease in the expected return on assets would increase pension expense by approximately $0.5 million.  Likewise, a one-half percent decrease in the discount rate would increase pension expense by $1.3 million.  Actual results that differ from our assumptions are accumulated and amortized over ten years. The company's gas distribution operations are subject to SFAS 71, and, as a result, changes in postretirement expenses are deferred for future recovery.

For fiscal 2003, the assumed long-term rate of return on our postretirement plans' assets was 9.25 percent (pre-tax), net of expenses. This is an appropriate long-term expected rate of return on assets based on NUI's investment strategy, asset allocation and the historical performance of equity investments over long periods of time. The company's pension fund assets are invested approximately 70 percent in publicly traded equity securities and approximately 30 percent in publicly traded debt securities.

The fiscal year-end September 30, 2003 assumed discount rate used to determine postretirement obligations was 6.0 percent. Our discount rate assumption is based upon the current investment yield associated with rating agency indices that have high quality long-term corporate bonds.

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect our long-term outlook.

Valuation of Derivative Instruments.  The company's NUI Energy Brokers subsidiary marks-to-market through the income statement all trading positions, including forward sales and purchase commitments for energy-related contracts that meet the definition of a derivative under SFAS 133.  This subsidiary records operating revenues net of purchased gas costs in accordance with the provisions of EITF 02-03.  See Note 1 to the Consolidated Financial Statements-New Accounting Standards for further discussion of EITF 02-03.

For those derivative instruments designated as cash flow hedges under SFAS 133, changes in the market value are recorded in other comprehensive income on the Consolidated Balance Sheet, (in line with effectiveness measurements) and are recorded through earnings at the time of settlement. Hedge effectiveness is dependent upon various factors such as the use of hedge contracts with market points that are different from the underlying transaction, and to the extent hedge contracts are deemed ineffective, that portion will impact earnings.  At September 30, 2003, there was no hedge ineffectiveness recognized in earnings.

Elizabethtown Gas utilizes derivative financial instruments to reduce cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated gas distribution activities; the accounting for such derivative instruments is subject to SFAS 71. Changes in the market value of these derivative instruments are recorded as regulatory assets and liabilities, as appropriate, on the Consolidated Balance Sheet.

When available, quoted market prices are used to record a derivative contract's fair value. However market values for certain derivative contracts may not be readily available or determinable. If no active market exists for a commodity, a specific contract type, or for the entire term of a contract's duration, fair values are based on pricing models. Such models employ matrix pricing based on contracts with similar terms and risks, including pricing based on broker quotes and industry publications. NUI Energy Brokers validates its internally developed fair values by using forecasted market information and mathematical extrapolation techniques. In addition, for hedges of forecasted transactions, NUI Energy Brokers estimates the expected future cash flows of the forecasted transactions, as well as evaluates the probability of occurrence and timing of such transactions. Changes in market conditions or the occurrence of unforeseen events could affect the timing of recognition of changes in fair value of certain hedging derivatives.

See Note 18 of the Consolidated Financial Statements and Item 7A.  Quantitative and Qualitative Disclosures About Market Risk for a further description of all our derivative instruments.

Commitments and Contingencies. During the normal course of business, the company is subject to proceedings, lawsuits and other claims related to environmental, labor and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual matter. The liability recorded may change in the future due to new developments in any of such matters.

Effects of Inflation

The company's tariffs associated with its utility operating divisions provide purchased gas adjustment clauses through which rates charged to customers are adjusted for changes in the cost of gas on a reasonably current basis.  Increases in other utility costs and expenses not otherwise offset by increases in revenues or reductions in other expenses could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses, and the uncertainty of whether regulatory commissions will allow full recovery of such increased costs and expenses.

Results of Operations

Consolidated Review of Results of Operations

The following discussion is intended to provide an overview of consolidated results for fiscal years 2003, 2002 and 2001. Following this discussion is a more detailed overview of the results for NUI's three business segments.

Net Income (Loss).  NUI incurred a net loss for fiscal 2003 of $45.1 million, or $2.82 per share, as compared with a net loss of $15.9 million, or $1.06 per share in fiscal 2002, and net income of $16.3 million, or $1.22 per share, in fiscal 2001. The higher net loss of approximately $29.2 million during fiscal 2003, as compared to fiscal 2002, was due to reduced income from continuing operations of $27.4 million, primarily due to the company recording a charge of $30.0 million as a settlement of a focused audit conducted by the NJBPU (see Item 3. Legal Proceedings), a charge of $2.6 million as an estimate of amounts to be refunded to customers in Florida as a result of the investigation of the company's NUI Energy Brokers subsidiary (see Item 3. Legal Proceedings-Investigations of NUI Energy Brokers), and increased losses from discontinued operations of approximately $13.7 million, primarily as a result of non-cash charges to write-down the carrying value of assets being held for sale to their fair market value, in conjunction with the company's decision to sell its NUI Telecom subsidiary (see additional discussion of Discontinued Operations which follows and Notes 9, 10 and 11 to the Notes to the Consolidated Financial Statements). During fiscal 2003, the company had increased operations and maintenance costs of approximately $31.0 million, as compared to fiscal 2002, which was partially offset by increased operating margins of $24.2 million, primarily as a result of the factors discussed under Income from Continuing Operations. Lower charges for changes in accounting of approximately $11.8 million during the current fiscal year period partially offset the increased net loss (see Notes 1 and 9 of the Notes to the Consolidated Financial Statements).

The decrease in net income of $32.2 million during fiscal 2002, as compared to fiscal 2001, was due to the company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which resulted in a one-time, non-cash transitional impairment charge of $17.6 million (after-tax), or $1.18 per share (see Note 9 to the Notes to the Consolidated Financial Statements), reduced income from continuing operations of approximately $11.4 million (which is discussed further below), and higher losses by discontinued operations of approximately $3.2 million, primarily as a result of losses incurred by certain product lines within TIC.

Income (Loss) from Continuing Operations. Loss from continuing operations was $11.3 million, or $0.71 per share, compared with income from continuing operations of $16.1 million, or $1.08 per share, in fiscal 2002, and $27.5 million, or $2.05 per share, in fiscal 2001. The decrease in income from continuing operations of $27.4 million for fiscal 2003, as compared to the prior fiscal year, was primarily a result of the $30.0 million charge the company recorded in settlement of the focused audit previously discussed, and increased operations and maintenance costs of approximately $31.0 million, which primarily resulted from higher costs during the current fiscal year associated with increased labor, severance and benefit costs (approximately $5.6 million); customer bad debt reserves (approximately $6.1 million); pension costs (approximately $4.6 million); professional fees for auditing, legal, and those related to addressing the requirements of the Sarbanes-Oxley Act (approximately $4.3 million); bank fees (approximately $2.1 million); payments made to the purchasers of certain assets of NUI Energy (approximately $3.8 million); the $2.6 million charge recorded for the estimated amount to be refunded to customers in Florida previously discussed; and insurance costs (approximately $1.8 million). These decreases in income were partially offset by increased operating margins by the company's Distribution Services segment of approximately $25.4 million, mainly due to the effects of weather that was 36 percent colder than fiscal 2002 (approximately $7.4 million); the base rate increase by the company's natural gas distribution company in New Jersey (approximately $13.2 million), and customer growth (approximately $4.8 million). The increased margins of the Distribution Services segment were partially offset by a $0.3 million decrease from off-system sales. These increases in operating margins were also partially offset by reduced operating margins by NUI Energy Brokers (approximately $2.0 million) as a result of the substantially reduced trading opportunities following the multiple downgrades of the company's credit ratings throughout the fiscal year.

The company expects that in fiscal 2004, pension expense will increase from approximately $4.1 million to approximately $6.8 million, reflecting changes in actuarial assumptions, including a lower return on the plan assets assumption. During fiscal 2003, the company made cash contributions of $3.3 million to the pension plan. At this time, the company believes that it may be required to make a cash funding contribution in fiscal 2004, however this will be dependent on the investment returns on the plan assets during the fiscal year, and accordingly, the company is unable to determine what its potential future funding requirements for fiscal 2004 will be at this time.

The company began winding down the trading operations of NUI Energy Brokers in January 2004 and discontinued trading operations at NUI Energy Brokers in March 2004. This, coupled with the reduction of trading opportunities for NUI Energy Brokers through March 2004, will negatively impact operating margins throughout fiscal 2004.

Due to certain projects that began during fiscal 2003 and that will continue during fiscal 2004, such as addressing the requirements of the Sarbanes-Oxley Act, and the increased costs to be incurred related to selling the company and the various investigations and proceedings, management expects the amount of professional fees for the coming year to be higher than those of fiscal 2003.  Bank fees and interest expense are also expected to increase as a result of the company's new credit facilities entered into November 24, 2003, and higher average borrowings during the coming fiscal year. The company is likely to require additional funds in order to meet its obligations during fiscal 2005; however, such funds may not be available and, if they are available, would likely be at higher interest rates than the company is currently paying, and the company could incur substantial fees in order to arrange for any such funds.  For a further discussion of funding requirements and risks thereto, see Liquidity and Capital Resources and Item 1.  Business-Risk Factors.

Income from continuing operations for fiscal 2002 decreased by approximately $11.4 million, or 41 percent, to $16.1 million as compared to $27.5 million in fiscal 2001. The decrease in income from continuing operations was primarily a result of increased operations and maintenance costs of approximately $9.6 million (primarily resulting from higher costs during fiscal 2002 associated with a $3.8 million lower pension credit), as well as increases in professional fees for auditing and legal services (approximately $1.9 million), labor and employee benefits (approximately $1.0 million), bad debts (approximately $1.0 million), insurance expenses (approximately $0.9 million) and bank fees (approximately $0.7 million). The operating results for fiscal 2002 were also adversely affected by the significantly warmer weather in New Jersey, which was 21 percent warmer than fiscal 2001. The company also recorded a restructuring cost of $1.2 million in fiscal 2002, related to severance costs as a result of workforce reductions.  See Note 12 of the Notes to the Consolidated Financial Statements.

As further discussed in Note 20 of the Notes to the Consolidated Financial Statements, the company's pension credit included in operations and maintenance expenses declined significantly from $4.3 million in fiscal 2001 to $0.5 million in fiscal 2002. The decrease in the pension credit from fiscal 2001 to fiscal 2002 was primarily due to a significant decline in the market value of the pension fund assets from $131.3 million at September 30, 2000 to $92.4 million at September 30, 2002, as well as the impact of lower discount rates and actuarial losses.

Earnings per share for fiscal years 2002 and 2001 reflect the effects of dilution as a result of increased shares outstanding. During fiscal 2002, NUI completed a 1.725 million common stock offering and also issued shares related to certain acquisitions and benefit plans.  See discussion below of Business Segment Review of Results of Operations and Liquidity and Capital Resources. Shares outstanding increased during fiscal 2001 primarily due to shares issued to acquire Virginia Gas.

Interest Expense. Net interest expense in fiscal 2003 increased by $0.7 million to $22.1 million, as compared to $21.4 million in fiscal 2002, primarily due to less interest recovered on the company's under-collection of gas costs in New Jersey as compared to the prior fiscal year.

As discussed previously, interest expense is expected to increase during fiscal 2004 as a result of the company entering into new credit facilities on November 24, 2003 at higher rates, and higher average borrowings during the coming fiscal year.

Net interest expense in fiscal 2002 decreased by $0.8 million to $21.4 million, as compared to $22.2 million in fiscal 2001, primarily due to lower interest rates on short-term borrowings, and a full year's interest recovery on the company's under-collection of gas costs in New Jersey.  See Item 1.  Business-Regulation.

Income Taxes. Changes in income tax expense (credit) in each of fiscal 2003, 2002 and 2001 were primarily due to the level of pre-tax income (loss).  The tax benefit for fiscal 2003 was impacted by the increased valuation allowance against certain deferred tax assets.  The company did not record a tax benefit for $2 million of the NJBPU settlement costs accrued by NUI since this amount is deemed to be a penalty. Income taxes are also included within the net results of discontinued operations and the change in accounting.   See Note 19 of the Notes to the Consolidated Financial Statements for a further discussion of the company's Federal and state income taxes.

Discontinued Operations.  After-tax losses from discontinued operations during fiscal 2003 were $28.0 million, or $1.75 per share, compared to after-tax losses of $14.3 million, or $0.96 per share during fiscal 2002. The higher losses during fiscal 2003 were primarily due to non-cash charges of approximately $25.5 million, after-tax, or $1.59 per share, to write-down the carrying value of assets being held for sale to their fair market value, in conjunction with the company's decision to sell its NUI Telecom subsidiary. These additional losses were partially offset by reduced losses by TIC as a result of the closure of TIC's telephone equipment and United States Postal Service lines of business during the previous fiscal year. The non-cash charges recorded to adjust the carrying value of assets being held for sale to their fair market value were based on estimates.  See Notes 11 and 24 of the Notes to the Consolidated Financial Statements for a further discussion of discontinued operations.

After-tax losses from discontinued operations during fiscal 2002 were $14.3 million, or $0.96 per share, compared to losses of $11.1 million, or $0.83 per share, during fiscal 2001. The higher losses during fiscal 2002 were primarily due to approximately $2.0 million of higher after-tax losses by TIC mainly as a result of weakness with its telephone equipment and United States Postal Service lines of business and approximately $1.2 million of higher after-tax losses by NUI Telecom as a result of costs incurred to support a larger customer base as compared to the prior fiscal year.

Business Segment Review of Results of Operations

The following is a discussion of the company's business segment results of operations and is presented based on Income from Continuing Operations before Taxes. Included in operations and maintenance expenses for each of NUI's business segments are allocations of corporate costs related to shared service functions such as human resources, legal, accounting and information technology, which are allocated based on the company's cost allocation policy. In addition, the company's corporate and non-segment operations incurred pre-tax operating expenses of $5.5 million, $7.6 million and $4.4 million in fiscal years 2003, 2002, and 2001, respectively, principally related to the company's investment in various business ventures, which have not earned revenues. Fiscal 2003 also includes a $2 million penalty to be paid to the State of New Jersey as a result of the final settlement of the focused audit initiated by the NJBPU. These costs are not allocated to our business segment results.

Distribution Services Segment

The company's Distribution Services segment distributes natural gas in three states through the company's regulated natural gas utility operations. These operations are Elizabethtown Gas, City Gas and Elkton Gas. This segment also includes the company's appliance leasing, repair, maintenance operations and service business as well as off-system sales. The company recently sold three of its natural gas utility operations: NC was sold in September 2002, and VCG (Pennsylvania) and Waverly Gas (New York) were sold in November 2002 (see Note 11 of the Notes to the Consolidated Financial Statements). The results for these three operations are reflected in Discontinued Operations in the Consolidated Financial Statements for fiscal 2003, 2002 and 2001. The Income from Continuing Operations before Taxes for the segment is as follows:

(Dollars in thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Operating Revenues	$615,524	$484,834	$616,457
Purchased Gas and Fuel	402,668	299,962	425,389
Cost of sales and services	9,662	9,225	9,349
Energy Taxes	12,914	10,719	12,907
Operating Margins	190,280	164,928	168,812
Operating Expenses:
Operations & Maintenance Expenses	113,992	87,255	83,044
Regulatory Settlement Costs	28,000	---	---
Depreciation & Amortization	31,119	28,457	25,865
Taxes Other than Income	5,230	5,993	6,284
Total Operating Expenses	178,341	121,705	115,193
Pre-Tax Operating Income	11,939	43,223	53,619
Other Income & (Expense)	505	(84)	5
Net Interest Charges	15,626	14,863	18,751
Pre-Tax Income (Loss) from Continuing Operations	$(3,182)	$28,276	$34,873

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

Distribution Services' operating revenues increased by $130.7 million, or 27 percent, to $615.5 million during fiscal 2003, as compared to $484.8 million in fiscal 2002. The increase in revenues was primarily attributable to the effects of weather in New Jersey, which was 12 percent colder than normal and 36 percent colder than the same period in fiscal 2002; the effect of a base rate increase in New Jersey which went into effect on November 22, 2002 (see Item 1. Business-Distribution Services Segment); increased off-system sales as a result of higher natural gas prices; and customer growth.

On January 20, 2004, City Gas received approval from the FPSC to increase its base rates by $6.7 million. With the exception of the favorable effect of the City Gas base rate increase and demand fluctuations caused by changes in weather, the company does not anticipate any significant changes in the economic outlook for natural gas sales in this segment during fiscal 2004.

Distribution Services' operating revenues decreased by $131.6 million, or 21 percent, to $484.8 million during fiscal 2002, as compared to $616.4 million in fiscal 2001. The decrease in revenues was primarily attributed to lower gas prices charged under purchased gas adjustment clauses during fiscal 2002 (see Item 1. Business-Distribution Services Segment), lower natural gas usage as a result of weather in New Jersey that was 23 percent warmer than normal and 21 percent warmer than the 2001 period, and the impact of the sluggish economy on all customer classes, but especially the commercial and industrial classes in both New Jersey and Florida. These factors were partially offset by an increase in revenues due to customer growth.

Operating Margins. Operating margins increased by $25.4 million, or 15 percent, to $190.3 million in fiscal 2003 as compared to $164.9 million in fiscal 2002. Of the factors previously discussed in operating revenues, the impact on operating margins of the colder weather contributed approximately $7.4 million, the base rate increase in New Jersey contributed approximately $13.2 million, and customer growth contributed approximately $4.8 million. Operating margins realized from off-system gas sales were $1.3 million and $1.6 million for the fiscal years ended September 30, 2003 and 2002, respectively. The company has a weather normalization clause in its New Jersey tariff, which is designed to help stabilize the company's operating results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $6.1 million lower and $8.5 million higher in the fiscal 2003 and 2002 periods, respectively, than they otherwise would have been without such clauses. Historically, the company's weather normalization clause in New Jersey was based on a 30-year weather average.  As a result of the new base rate increase in New Jersey referred to above, the weather normalization clause was adjusted to a 20-year weather average to better reflect current weather trends and should provide more stability of operating results and improved cash flows for NUI's New Jersey utility on an ongoing basis. However, as previously noted, with the exception of demand caused by changes in weather, the company does not anticipate any significant changes in the economic outlook for natural gas sales in this segment in fiscal 2004.

Operating margins decreased by $3.9 million, or 2 percent, to $164.9 million in fiscal 2002 as compared to $168.8 million in fiscal 2001, mainly as result of the impact of the warm weather experienced during fiscal 2002 and the weakened economy. As a result of weather normalization clauses, operating margins were approximately $8.5 million and $0.6 million higher in the fiscal 2002 and 2001 periods, respectively, than they otherwise would have been without such clauses.

Operating Expenses. Operation and maintenance expenses increased by approximately $26.8 million, or 31 percent, to $114.0 million in fiscal 2003, as compared with $87.2 million in fiscal 2002. The increase was mainly due to increases in labor costs, wage increases, and additional personnel (approximately $3.4 million); bad debt expenses (approximately $2.9 million); pension expenses due to lower discount rate and asset return assumptions (approximately $2.6 million); insurance costs for general liability (approximately $3.2 million); legal and other professional fees incurred in conjunction with the focused audit conducted by the NJBPU (approximately $2.5 million); a charge for the estimated amount to be refunded to customers in Florida as a result of the investigation of NUI Energy Brokers ($2.6 million); costs for utility programs such as energy conservation and customer education (approximately $0.8 million); and increased allocated corporate expenses (approximately $8.3 million).

Regulatory settlement costs of $28 million represent the amount to be refunded to customers in New Jersey as a final settlement of the focused audit undertaken by the NJBPU.

Depreciation expense increased approximately $2.7 million, to $31.1 million in fiscal 2003, as a result of additional assets placed in service during the current fiscal year and a full year of depreciation on additions that were placed in service during fiscal 2002.

Taxes, other than income taxes, decreased approximately $0.8 million, to $5.2 million during fiscal 2003, as a result of a regulatory assessment during the current fiscal year.

Operations and maintenance expenses increased by $4.2 million, or 5 percent, to $87.2 million in fiscal 2002 as compared with $83.0 million in fiscal 2001. The expense increase during fiscal 2002 was mostly due to a lower pension credit in fiscal 2002 as previously discussed (approximately $2.6 million), higher bad debts as a result of the weakened economy (approximately $0.6 million), and expenses associated with energy conservation programs and the New Jersey base rate case (approximately $0.9 million). These cost increases were partially offset by reduced operations expenses as a result of the warmer than normal weather discussed previously.

Energy Asset Management Segment

The Energy Asset Management segment (formerly Wholesale Energy Marketing and Trading) includes the operations of the company's NUI Energy Brokers subsidiary, and the distribution, storage and pipeline operations of VGC. VGC was acquired by NUI on March 28, 2001 (see Note 3 of the Notes to the Consolidated Financial Statements). This segment also includes the company's 50 percent share of the net income and losses of SSLLC. Off-system gas sales, which were previously reported in this segment, have been included within the Distribution Services segment for all years presented.

(Dollars in thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Operating Revenues	$27,059	$28,071	$19,121
Purchased Gas and Fuel	903	(369)	(2,873)
Energy Taxes	---	---	11
Operating Margins	26,156	28,440	21,983
Operating Expenses:
Operations & Maintenance Expenses	10,390	10,965	7,601
Depreciation & Amortization	2,040	2,507	697
Taxes Other than Income	838	760	422
Total Operating Expenses	13,268	14,232	8,720
Pre-Tax Operating Income	12,888	14,208	13,263
Other Income & (Expense)	639	286	1,180
Net Interest Charges	2,748	3,496	762
Pre-Tax Income from Continuing Operations	$10,779	$10,998	$13,681

Operating Revenues. As further discussed in Note 1 of the Notes to the Consolidated Financial Statements, operating revenues for NUI Energy Brokers are recorded according to the provisions of Emerging Issues Task Force (EITF) Opinion 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10," which requires that all energy companies that previously followed the accounting under EITF 98-10 to reflect their operating revenues on a net basis.  In previous periods, NUI Energy Brokers included both the cost of purchased gas and the operating margin earned on all of its physical energy transactions (i.e., physical volumes of gas bought and sold to third parties) in operating revenues and classified the cost of that gas as a component of purchased gas and fuel on the Consolidated Statements of Income. Historically, NUI Energy Brokers had recorded only the operating margin component for all of its financial trades (e.g. futures, options, swaps) and had classified these amounts as a component of purchased gas and fuel on the Consolidated Statements of Income. Adopting the July 2002 netting provision of EITF 02-03 had no net effect on these transactions other than to reclassify them and to present total margins earned as operating revenues rather than purchased gas and fuel. The adoption of net-basis reporting resulted in no change to total operating margins.

The operating revenues of the Energy Asset Management segment decreased approximately $1.0 million, or 4 percent, to $27.1 million for fiscal 2003, as compared to $28.1 million in fiscal 2002. The decrease was due to reduced trading opportunities during the fiscal year as a result of the multiple downgrades of the company's credit ratings during the fiscal year (approximately $5.7 million) and a significant reduction in the mark-to-market valuation of a large storage contract in the NUI Energy Brokers portfolio (approximately $0.9 million).  Partially offsetting these decreases were margins recorded by NUI Energy Brokers related to the closing of financial hedged positions associated with forward physical sales contracts by NUI Energy (approximately $5.4 million) and increased VGC operating revenues from its distribution company due to an increase in the cost of natural gas during fiscal 2003, as compared to fiscal 2002 (approximately $0.3 million).

In January 2004, the company began winding down the trading operations of NUI Energy Brokers, and, in March 2004, trading operations were discontinued.  This, and reduced trading opportunities through that date, will result in a substantial reduction of operating revenues for this segment during fiscal 2004.

Operating revenues in fiscal 2002 increased approximately $9.0 million, or 47 percent, to $28.1 million as compared to $19.1 million in fiscal 2001, primarily as a result of a full year's inclusion of VGC, as compared to six months in fiscal 2001. The company also acquired the remaining 50 percent it did not already own of VGSC and VGDC on October 4, 2001 (see Note 3 of the Notes to the Consolidated Financial Statements), and began consolidating their results on that date. Operating revenues for NUI Energy Brokers in fiscal 2002 were comparable to fiscal 2001.

Operating Margins. Operating margins decreased approximately $2.3 million, or 8 percent, to $26.1 million for fiscal 2003, as compared to $28.4 million in fiscal 2002. This decrease was primarily attributable to the effects of the factors discussed above in operating revenues as well as increased gas costs of approximately $0.5 million for VGC during fiscal 2003. Despite increased volatility of natural gas prices, market conditions in the energy trading industry have been dampened due to fewer creditworthy trading partners. Also, the downgrades of the company's credit ratings during fiscal years 2003 and 2002 have increased the collateral requirements of NUI Energy Brokers, as well as adversely affected the willingness of counterparties to enter into transactions, which decreased operating margins during fiscal 2003.  See - Liquidity and Capital Resources.

The company expected that these factors would continue throughout fiscal 2004, and subsequent to the December 11, 2003 NJBPU Order discussed in Item 3. Legal Proceedings-NJBPU Focused Audit and Regulatory Orders, the company has discontinued the trading operations NUI Energy Brokers. This will result in a substantial reduction of operating margins for this segment during fiscal 2004.

Operating margins increased approximately $6.4 million, or 29 percent, to $28.4 million for fiscal 2002, as compared to $22.0 million in the same period in fiscal 2001. The increase in operating margins is attributable to having a full year's results for VGC and the acquisition of VGSC and VGDC as discussed above. Operating margins for NUI Energy Brokers in fiscal 2002 were comparable to the prior fiscal year.

Operating Expenses. Operations and maintenance expenses, depreciation and amortization, and taxes other than income decreased approximately $1.0 million, or 7 percent, to approximately $13.2 million during fiscal 2003, as compared to $14.2 million in fiscal 2002. This decrease is primarily due to reduced labor expenses for commissions (approximately $2.3 million) and bank fees (approximately $0.3 million). This decrease was partially offset by increases in pension expenses due to lower discount rate and asset return assumptions (approximately $0.4 million); insurance costs for general liability (approximately $0.4 million); as well as increased allocated corporate expenses (approximately $1.0 million).

Operations and maintenance expenses, depreciation and amortization, and taxes other than income all increased in fiscal 2002 as compared to fiscal 2001 due to the inclusion of VGC for a full year.

Other Income and Expense. Other income and expense in fiscal 2001 includes the income from VGC's 50 percent ownership interest in VGDC and VGSC. In October 2001, VGC completed the acquisition of the remaining interest in these entities, which results have been consolidated since that date.

Retail and Business Services Segment

The Retail and Business Services segment includes the operations of the company's NUI Energy and UBS subsidiaries and OAS, the company's digital mapping business, which used to be part of UBS. NUI Telecom, as well as the operations of the network services and wireless divisions of TIC previously reported in this segment, have been reclassified to discontinued operations. The appliance services business is now reported as part of the Distribution Services segment for all periods presented.

(Dollars in thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Operating Revenues	$9,794	$6,967	$10,428
Cost of Sales and Services	3,280	1,606	1,275
Operating Margins	6,514	5,361	9,153
Operating Expenses:
Operations & Maintenance Expenses	13,005	5,303	4,264
Depreciation & Amortization	1,395	1,230	591
Taxes Other than Income	410	332	432
Total Operating Expenses	14,810	6,865	5,287
Pre-Tax Operating Income (Loss)	(8,296)	(1,504)	3,866
Other Income & (Expense)	(710)	---	(56)
Net Interest Charges	1,159	877	598
Pre-Tax Income (Loss) from Continuing Operations	$(10,165)	$(2,381)	$3,212

Operating Revenues. Retail and Business Services operating revenues increased by approximately $2.8 million, or 40 percent, to $9.8 million in fiscal 2003, from $7.0 million in fiscal 2002. This increase was primarily due to higher operating revenues by UBS of approximately $2.6 million from a higher volume of customer bills produced during fiscal 2003, as compared to fiscal 2002, and additional operating revenues of approximately $0.2 million by OAS for fiscal 2003, as a result of increased billings for completed third party contracts as compared to fiscal 2002.

Operating revenues decreased by approximately $3.4 million, or 33 percent, to $7.0 million in fiscal 2002 from $10.4 million in fiscal 2001. This decrease was due to decreased revenues by NUI Energy of approximately $3.4 million due to warmer weather and lower average natural gas prices during fiscal 2002 as compared to fiscal 2001, which suppressed customer demand for entering into long-term contracts for future gas supplies. The combined operating revenues of UBS and OAS for fiscal 2002 were comparable to those of fiscal 2001.

The company has wound down most of the trading operations of NUI Energy and does not expect material activity during fiscal 2004.  Effective April 1, 2004, the company has outsourced the operations of OAS, and has informed the customers of OAS that as their existing contracts expire, their relationship with OAS will terminate. Accordingly, the company likely will have reduced operating revenues from OAS during fiscal 2004.

Operating Margins. Retail and Business Services operating margins increased by approximately $1.2 million, to $6.5 million for fiscal 2003 from $5.3 million in fiscal 2002.  The increase in operating margins was primarily attributable to approximately $1.7 million of increased operating margins at UBS, which resulted from the increased volume of bills produced during the current fiscal year.  Partially offsetting the increase were lower operating margins at OAS of $0.5 million.

Operating margins decreased by approximately $3.8 million, to $5.3 million in fiscal 2002 from $9.1 million in fiscal 2001.  This was primarily a result of a decrease in operating margins of approximately $3.4 million by NUI Energy, which resulted from changes in the natural gas marketplace and warmer weather in the Northeast United States during fiscal 2002. As a result, NUI Energy sold excess gas supply back to the marketplace at a loss. During fiscal 2001, natural gas prices had climbed to unprecedented highs early in that fiscal year, and when natural gas prices began to decline to more normal levels in the summer of 2001, NUI Energy's customers signed up for longer-term contracts and NUI Energy was able to recognize increased margins. During fiscal 2002, natural gas prices were relatively flat, causing customers to wait to renew their long-term contracts and led to lower operating margins being recorded during that fiscal year.  The combined operating margins of UBS and OAS decreased by approximately $0.4 million during fiscal 2002, as compared to fiscal 2001, primarily as a result of a one-time price adjustment to a large customer of UBS, which was partially offset by increased operating margins due to a higher volume of customer bills produced during the fiscal 2002, as compared to fiscal 2001.

Operating Expenses. Operations and maintenance expenses, depreciation and amortization, and taxes other than income increased in total by $7.9 million, to $14.8 million during fiscal 2003, as compared with $6.9 million in fiscal 2002. This was primarily a result of payments made for the purchase of certain NUI Energy assets (approximately $3.8 million), increased bad debt reserves (approximately $3.0 million), labor and benefits, including pension (approximately $1.2 million), legal and professional fees (approximately $0.7 million), and costs related to NUI Energy's billing system (approximately $0.5 million). These increases were partially offset by reduced allocated corporate expenses (approximately $1.5 million) as compared to fiscal 2002.

Operations and maintenance expenses, depreciation and amortization, and taxes other than income increased by approximately $1.6 million in fiscal 2002, as compared to fiscal 2001, primarily as a result of increases in legal and professional costs (approximately $0.7 million) and bad debt reserves (approximately $0.3 million). Depreciation and amortization increased by approximately $0.6 million during fiscal 2002, as compared to fiscal 2001, as a result of additional assets placed in service by UBS during the fiscal year.

Liquidity and Capital Resources

Overview

As a result of the various factors discussed in this annual report, NUI and NUI Utilities have experienced and expect to continue experiencing significant liquidity problems.  Liquidity needs for NUI Utilities generally are driven by factors that include: prepayments for its natural gas requirements; natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge; both discretionary and required repayments of short- and long-term debt; capital spending; and working capital requirements, such as administrative expenses and taxes.  Liquidity needs at NUI and NUI's non-utility operations generally are driven by required repayments of short-term debt and working capital requirements.

The company first seeks to meet its capital requirements through cash provided by operating activities and external financings.  External financing, depending on the particular company, as discussed below, may consist of public and private capital market debt and equity transactions, bank revolving credit and term loans, and/or project financings. The availability and cost of external capital is affected by many factors, including, but not limited to, the performance of NUI and its subsidiaries, their respective credit ratings and conditions in the company's industry in general. In addition, the NJBPU's holding company order requiring NUI to maintain a certain degree of separation between its utility and non-utility subsidiaries could impact affiliate ratings on consolidated and unconsolidated credit quality. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings and cash flows, as to which no assurances can be given.

In addition, at times NUI utilizes intercompany dividends from NUI Utilities and amounts realized from the settlement of intercompany balances to satisfy various subsidiary needs and to manage short-term cash needs. Historically, NUI Utilities has paid dividends of up to 75 percent of its annual net income to NUI.  The Standby Bond Purchase Agreement entered into in connection with the Variable Bonds, which, as described below, are a series of gas facility revenue bonds issued by the New Jersey Economic Development Authority (NJEDA), restricts the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which has been reduced by the NJBPU settlement.  As a result of this restriction, there is no capacity for further dividend payments by NUI Utilities to NUI at this time or in the foreseeable future. The company intends to seek an amendment to the SBPA to permit the payment of dividends.  In addition, under the amendment to NUI Utilities' credit facility dated May 10, 2004, NUI Utilities is prohibited from paying dividends exceeding $35 million in the aggregate while the credit facility is outstanding.  There are no contractual restrictions on the settlement of intercompany balances in NUI's or NUI Utilities' financing agreements.

On a consolidated basis, the company had cash provided by operating activities of $54.1 million in fiscal 2003, compared to $60.1 million in fiscal 2002, and net cash used in operating activities of $26.7 million in fiscal 2001. The decrease in the amount of cash provided by operating activities during fiscal 2003 was primarily due to a substantial increase in fuel inventories.  This decrease was partially offset by additional cash collected from customer receivables and the under-recovered gas costs and associated interest.  The increase in cash provided by operating activities in fiscal 2002, as compared with fiscal 2001, was primarily due to substantial decreases in fuel inventories, a reduction of the amount of margin collateral provided to trading partners, and collections of under-recovered gas costs as a result of the company's ability to collect the large under-recovered gas balance that existed at September 30, 2001 over a period of three years. Included in the cash used by operations for fiscal 2001 was a significant increase in under-recovered gas costs due to the increase in the price of natural gas experienced during the fiscal year.

In February 2003, NUI and NUI Utilities each replaced their respective previous credit agreements with new revolving agreements.  In November 2003, each of NUI and NUI Utilities refinanced the February 2003 facilities and entered into credit agreements for new 364-day credit facilities.  NUI's delay in delivering audited financial statements for fiscal 2003 resulted in defaults under such credit agreements.  On January 26, 2004, NUI and NUI Utilities both obtained waivers of such defaults from the lenders under their respective credit agreements and (i) received an extension to March 1, 2004 of the delivery date for NUI's audited financial statements for fiscal 2003 and unaudited financial statements for the first fiscal quarter of 2004 and (ii) amended the credit agreements to clarify certain technical provisions.  Subsequently, on March 12, 2004, NUI and NUI Utilities obtained a limited waiver from the lenders under their respective credit agreements further waiving the defaults described above.  These credit facilities were amended as of May 10, 2004 to further extend these deadlines.  See Sources of Liquidity - Short Term Debt below for a further description of the February and November 2003 credit facilities.

Based upon the factors noted above and current anticipated cash flows, both NUI and NUI Utilities believe that they have sufficient liquidity to meet their financial obligations through the remainder of the fiscal year ending September 30, 2004.  However, subsequent to September 30, 2004, NUI and NUI Utilities believe they may not have sufficient liquidity to meet their continuing obligations, based upon the following:

--    NUI and NUI Utilities each have separate revolving credit facilities aggregating $405 million, which expire on November 22, 2004, and each may only be extended for a successive 364-day increment if certain conditions are met.  If these facilities are not extended or satisfactorily refinanced, the companies would need to seek alternative solutions to satisfy their liquidity requirements.

--     Upon renewal of NUI's revolving credit facility, NUI is required to prepay, on or about November 22, 2004, an interest reserve account for the benefit of the lenders under NUI's credit agreement in the amount of approximately $20 million.

--     Under the terms of NUI Utilities' natural gas asset management contract with Cinergy, NUI Utilities is required to pay in advance, in varying amounts, for its gas requirements on a monthly basis over the contract period.  As a result of the prepayment obligations, in addition to the renewal of its credit facility, NUI Utilities may require additional funds in early fiscal 2005 in order to meet its continuing obligations.  Further, in order for NUI Utilities to obtain such additional funds, it is required to obtain the approval of its lenders and the NJBPU.

--     On September 26, 2003, the Board of Directors of NUI announced its intention to sell the company.  If we are unable to sell the company, or if a sale is not completed in a timely manner, this could materially adversely affect NUI's and NUI Utilities' financial condition, results of operations and liquidity.

As noted above, based upon current anticipated cash flows, the company believes it will have sufficient liquidity to meet its financial obligations through the end of fiscal year ending September 30, 2004 and the company also believes it will remain in compliance with all covenants under its various debt agreements for the remainder of the year ending September 30, 2004.  The company plans to address its liquidity concerns by: successfully completing the sale of the company; extending its existing credit facilities beyond the current termination date of November 22, 2004; and obtaining additional financing to ensure NUI Utilities' ability to, among other things, meet its gas purchase prepayment requirements under its natural gas asset management contract with Cinergy.  If the company is unsuccessful in its efforts to effectively resolve its liquidity concerns, it may need to reorganize its operations and restructure its debt financing.  For a further discussion about risks relating to NUI Utilities' liquidity, see Item 1. Business-Risk Factors.

Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements.  NUI also borrows under its bank lines of credit to finance portions of its capital expenditures. As of September 30, 2003, NUI had drawn $31.7 million and NUI Utilities had drawn $132.4 million under their respective short-term credit facilities and the company had overnight cash investments of about $23.1 million.

NUI's and NUI Utilities' debt agreements also contain a number of covenants that significantly limit their respective ability to, among other things, borrow additional money, pay dividends, transfer or sell assets, create liens and enter into a merger or consolidation. In particular, under the amendment to NUI's credit facility as of May 10, 2004, NUI is prohibited from paying any cash dividends during any fiscal quarter in which NUI's consolidated total debt represents more than 60 percent of its total capitalization, measured (i) at the last day of the immediately preceding fiscal quarter and (ii) pro forma at the time such dividend is made. As a result of these restrictions, NUI is prohibited from paying any dividends at this time and is also not likely to be able to pay any dividends in the foreseeable future.  The covenants also require both NUI and NUI Utilities to meet certain additional financial tests. If either NUI or NUI Utilities were unable to meet its debt service obligations or to comply with these covenants, there would be a default under one or more of the agreements. Such a default, if not waived by our lenders, could result in acceleration of the repayment of either NUI's or NUI Utilities' debt and have a material adverse effect on each company's financial conditions, results of operations and liquidity.

On January 31, 2002, the company filed a shelf registration statement on Form S-3 with the SEC, which enables the company to issue various types and combinations of securities, including common stock, preferred stock and debt, from time to time, up to an aggregate of $150 million. The company sold 1.725 million shares of common stock under the shelf registration statement for net proceeds of approximately $37.0 million during March 2002. The proceeds from the sale were used to pay down short-term debt. As a result of the company's announcement to hold itself for sale, management has no future plans to utilize the remaining $113 million available under the shelf registration statement to raise additional funds.

As discussed previously, the company is pursuing the sale of various non-core businesses.  The company completed the sale of its NC subsidiary on September 30, 2002, for approximately $24 million (see Note 11 of the Notes to the Consolidated Financial Statements) and completed the sale of its VCW subsidiaries on November 7, 2002, for approximately $15 million (see Capital Expenditures and Commitments-Sale of Valley Cities Gas and Waverly Gas).  The company also completed the sale of its Virginia Gas Propane Company subsidiary on October 11, 2001, for approximately $3.8 million (see Sources of Liquidity-Assets and Liabilities Held for Sale), and completed the sale of its Virginia Gas Exploration Company and Virginia Gas Marketing Company subsidiaries on March 1, 2002, for approximately $0.8 million (see Sources of Liquidity-Assets and Liabilities Held for Sale).  The proceeds of these transactions were used to reduce short-term debt.

The company's assets being held for sale are subject to impairment losses if market values are less than carrying values. The company completed the sale of NUI Telecom for $2.0 million on December 15, 2003. As a result of charges in fiscal 2003 totaling approximately $25.5 million, after-tax, which reduced the carrying values of the assets of NUI Telecom (see Note 11 of the Notes to the Consolidated Financial Statements), the completion of this transaction was immaterial to NUI's results for the first quarter of fiscal 2004.

During August 2002, the company completed a sale/leaseback transaction related to gas meters at City Gas, which raised approximately $9 million. This transaction, which was recorded as a capital lease, bears interest at 4.98 percent and will be repaid over 10 years. The proceeds were used toward the repayment of the $20 million of medium-term notes bearing interest at 7.125 percent that matured on August 1, 2002.

The company's off-balance sheet arrangements include commitments under operating leases, guarantees, letters of credit and gas procurement contracts, all of which are normal to the company's operations.  The company is a 50 percent member of a joint venture that is developing natural gas storage assets and is required to provide funding toward the development of these assets for their intended purpose.  See Capital Expenditures and Commitments-Joint Venture with Duke Energy below for further discussion.

In addition, as of September 30, 2003, approximately $85 million was owed by NUI to NUI Utilities, which was repaid on November 24, 2003, with the proceeds of a new credit facility entered into on that date.  Among other things, this payment addressed one of the findings of the focused audit.  See Sources of Liquidity-Short-Term Debt discussion which follows.

Credit Rating Actions

During fiscal 2002, 2003, and 2004, Moody's Investors' Service (Moody's) downgraded NUI's credit rating from Baa-1 to Caa-1 and downgraded NUI Utilities' credit rating from A-3 to B-1.  As described below, the downgrade of NUI Utilities is tied directly to the losses at NUI and the lack of differentiation between the company's utility and non-utility finances. Late in calendar 2003, Standard & Poor's Rating Services (S&P) lowered its corporate credit rating for NUI Utilities from BBB to BB citing the impending sale of the company, liquidity concerns and the NJBPU investigation as its primary factors.

On June 6, 2002, Moody's placed the debt ratings of NUI and NUI Utilities on review for possible downgrade. Moody's cited that it would assess NUI's prospects for improving its debt coverage ratios and its financial position as the company redeploys cash from the sales of its utility operations toward debt reduction and toward achieving operating efficiencies. Moody's also indicated that it would monitor progress being made by NUI Utilities' Elizabethtown Gas division in obtaining approval from the NJBPU for a base rate increase the company filed for during April 2002. Additionally, Moody's indicated that it would monitor the progress made by NUI toward selling its TIC Enterprises subsidiary, and in improving the profits and cash flows of its non-utility subsidiaries.

On September 9, 2002, Moody's downgraded NUI's debt rating from Baa-1 to Baa-2. Moody's also downgraded the debt rating of NUI Utilities from A-3 to Baa-1 with negative outlook. As a result of this downgrade, NUI's cost of borrowing under its short-term credit facilities increased 12.5 basis points or 0.125 percent and the cost of borrowing for NUI Utilities increased 10 basis points or 0.10 percent.

On October 21, 2002, Moody's again placed the debt ratings for NUI and NUI Utilities on review for possible downgrade.  Moody's cited that it would assess the rate case decision of NUI's Elizabethtown Gas division, which at the time was expected toward the end of calendar 2002; the results of the three-year audit; and management's decisions regarding the future of under-performing non-utility businesses.

On February 3, 2003, Moody's further downgraded NUI's debt rating from Baa-2 to Baa-3. Moody's also downgraded the debt rating of NUI Utilities from Baa-1 to Baa-2. Moody's cited the impact of unfavorable results from most of the company's unregulated businesses (i.e. those in the company's Retail and Business Services segment) during fiscal 2002 and their concerns regarding these operations' potential adverse impact on the company's future performance as factors influencing their rating action. As a result of these downgrades, NUI's cost of borrowing under its short-term facilities increased 12.5 basis points or 0.125 percent and the cost of borrowing for NUI Utilities increased 12.5 basis points or 0.125 percent.

On March 10, 2003, Moody's further downgraded NUI's debt rating from Baa-3 to Ba-2. Moody's also downgraded the debt rating of NUI Utilities from Baa-2 to Baa-3. Moody's cited the impact of unfavorable results from most of the company's unregulated businesses during fiscal 2002, the company's disclosure of defaults under the Note Purchase Agreement dated August 20, 2001, and the quality of the company's internal financial controls as factors influencing their rating action. As a result of these downgrades, NUI's cost of borrowing under its short-term facilities increased an additional 62.5 basis points or 0.625 percent and the cost of borrowing for NUI Utilities was unchanged. Moody's also indicated that NUI and NUI Utilities would remain under review for further possible downgrade. Moody's cited that, in its continuing review, it will assess the progress being made by management to 1) procure the continued support of its bank lenders and senior noteholders; 2) either demonstrate unequivocal turn-around in the under-performing unregulated businesses (i.e. those in the company's Retail and Business Services segment), accomplish substantial cost reductions or exit them altogether; and 3) further improve internal accounting, legal and financial controls.

On May 7, 2003, Moody's further downgraded NUI's debt rating from Ba-2 to B-1. Moody's also downgraded the debt rating of NUI Utilities from Baa-3 to Ba-1. Moody's cited reduced financial flexibility of the company due to under-performance of some of its unregulated businesses, as well as, in the case of NUI's debt rating, the effective subordination of NUI's debtholders to those of NUI Utilities. Moody's also cited the company's continued use of a centrally managed cash process at the corporate level, which effectively ties NUI Utilities' credit more closely to that of NUI's. As a result of these downgrades, NUI Utilities' cost of borrowing under its short-term facilities increased an additional 37.5 basis points or 0.375 percent and the cost of borrowing for NUI was unchanged, since it was already at the highest pricing level provided for under its short-term facility at such time.

On October 6, 2003, Moody's further downgraded NUI's debt rating from B-1 to B-3. Moody's also downgraded the debt rating of NUI Utilities from Ba-1 to Ba-3. Moody's cited the company's announcement that the company's Board of Directors had placed the entire company up for sale. In addition, Moody's indicated that their action reflects the difficult business conditions affecting the company as well as the limited progress in selling non-core assets, citing that this limited the company's financial flexibility.  Moody's also cited the continuing financial relationship between NUI and NUI Utilities, liquidity concerns, and the costs associated with finding a suitable buyer for the company. As a result of these downgrades, NUI Utilities' cost of borrowing under its short-term facilities increased an additional 62.5 basis points or 0.625 percent and the cost of borrowing for NUI was unchanged. In conjunction with the downgrades on October 6, 2003, Moody's indicated they would monitor the company's liquidity position as well as its progress in selling non-core assets.

On April 6, 2004, Moody's further downgraded NUI's debt rating from B-3 to Caa-1.  Moody's also downgraded the debt rating of NUI Utilities from Ba-3 to B-1. Moody's indicated that its outlook for both entities is negative. Moody's cited (1) the company's recent announcements that it expects lower earnings in the first quarter of fiscal 2004, resulting from severance costs and expenses related to the debt refinancings concluded during November 2003 at substantially higher rates of interest and fees; (2) the continued delay in producing audited financial statements for the fiscal year ended September 30, 2003 and its unaudited first quarter Form 10-Q, because of the investigations by the company's Audit Committee of certain questionable transactions of NUI Energy Brokers, the company's wholesale energy trading subsidiary, which required additional waivers from lenders of both NUI and NUI Utilities; (3) the expectation of having to incur a meaningful settlement charge as a result of the focused audit conducted by the NJBPU, which would reduce the company's income and equity for fiscal 2003; (4) the ongoing investigation of the New Jersey Attorney General's Office into NUI Energy Brokers; and (5) the delays in realizing the sale of the company, which is the source of repayment of NUI's $255 million rated debt and a portion of the debt of NUI Utilities.  Moody's also cited the financial relationship between NUI and NUI Utilities and that any penalties that may be assessed to the company by the NJBPU may have to be funded from the earnings and cash flows of NUI Utilities.  In addition, NUI and NUI Utilities have overlapping lenders that require debt to be serviced by each entity.  To the extent NUI does not have the means to discharge its own debt obligations, these lenders may seek dividends from NUI Utilities to help service NUI's debt.  The lower rating Moody's assigned to NUI reflects the structural subordination of its debt relative to that of NUI Utilities.

In conjunction with the downgrades on April 6, 2004, Moody's indicated that its outlook for both NUI and NUI Utilities was negative.  The negative outlook reflects Moody's belief that it will take time to close on the sale of the company as its assets are diverse and located in various states necessitating multiple regulatory approvals in the states in which the company's regulated entities operate.  In the meantime, Moody's expects the company to continue to incur extraordinary operations and maintenance expenses as it employs an array of outside advisors and consultants to help manage its day to day operations, incur additional legal, accounting and financial advisory fees as it seeks to respond to regulatory investigations, and attempts to negotiate settlements with its regulators and searches for a suitable buyer.

On September 26, 2003, Standard & Poor's Rating Services (S&P) lowered its corporate credit rating for NUI Utilities from BBB to BBB- and had placed its rating on CreditWatch with developing implications. S&P cited the announcement that the company is actively being offered for sale and that net income guidance for the fiscal year ended September 30, 2003, had been revised downward. S&P indicated that the CreditWatch listing with developing implications reflected the potential for the ratings to be raised, lowered or maintained depending upon the credit quality of the eventual buyer.  S&P also cited an additional concern regarding the company's ability to meet future liquidity needs during this uncertain period and viewed the renewal of NUI's and NUI Utilities' credit lines, which were set to expire on February 11, 2004, as having some execution risk given the uncertainty regarding the company's sale; however, S&P noted that the company was taking steps to address this issue by working to obtain an additional $50 million line of credit.

On November 21, 2003, S&P further lowered its corporate crediting rating for NUI Utilities from BBB- to BB and its rating remains on CreditWatch with developing implications.  S&P's rating action cited the business and financial challenges the company faces, including an investigation of energy trading transactions by the company's NUI Energy Brokers subsidiary, and the potential for greater regulatory scrutiny in New Jersey, which could impact the sale of NUI.  S&P did note the company had addressed its anticipated liquidity needs on an interim basis prior to the sale of the company with separate credit agreements for NUI and NUI Utilities aggregating $405 million, each of which can be extended for another 364 days at the option of the respective borrower (under certain conditions outlined below), (see Short-Term Debt discussion for further details).  S&P also noted that any negative outcome of the investigation of the trading transactions or possible regulatory action in New Jersey could inhibit the company's ability for a successful sale.

There can be no assurance that additional downgrades by Moody's and/or S&P can be avoided.

Sources of Liquidity

Short-Term Debt.  On February 12, 2003, each of NUI and NUI Utilities entered revolving credit facilities that replaced their respective credit facilities.  NUI's credit facility consisted of a revolving credit facility that allowed it to borrow up to approximately $38.1 million, and NUI Utilities' revolving credit facilities consisted of a revolving loan and a bridge loan, which collectively allowed NUI Utilities to borrow up to an aggregate of approximately $141.9 million.  On June 27, 2003, the NUI Utilities revolving loan became fully subscribed at an aggregate of $141.9 million, and the 364-day bridge loan was terminated.  These credit agreements were scheduled to mature on February 11, 2004, and were repaid with a portion of the proceeds from new credit facilities NUI and NUI Utilities entered into on November 24, 2003 (additional discussion of these new credit facilities follows).  The February 12, 2003 credit facilities contained certain restrictive covenants and also required NUI and NUI Utilities, respectively, to maintain certain financial ratios.  NUI was required to maintain a fixed charge coverage ratio of not less than 1.50x and NUI Utilities was required to maintain a fixed charge coverage ratio of not less than 1.75x.  NUI and NUI Utilities each were to maintain leverage ratios of not more than 0.65x from March 1 through August 31 and not more than 0.70x from September 1 through February 28 (or 29, if applicable).

Borrowings under the credit facilities entered into on February 12, 2003, bore interest at a rate equal to either the London Interbank Offered Rate (LIBOR) or the Prime Rate plus, in each case, a margin based on NUI's and NUI Utilities' credit ratings, as the case may be.  As of September 30, 2003, the total aggregate outstanding borrowings under NUI's and NUI Utilities' credit facilities were $164.1 million with a combined weighted average interest rate of 3.1 percent.  On that date, NUI had outstanding borrowings under its credit facility amounting to $31.7 million and unused borrowing capacity amounting to $6.4 million, and NUI Utilities had outstanding borrowings under its credit facility amounting to $132.4 million and unused borrowing capacity amounting to $9.5 million.  Also on that date, the company had available cash in the form of overnight investments of approximately $23.1 million.  The weighted average daily amounts of borrowings outstanding under NUI's credit facility and the weighted average interest rates on those amounts were $33.9 million and $97.4 million at 3.1 percent and 3.3 percent, respectively, for the fiscal years ended September 30, 2003 and 2002, respectively.  The weighted average daily amounts outstanding of borrowings under NUI Utilities' credit facility and the weighted average interest rates on those amounts were $118.7 million and $66.9 million at 2.7 percent and 2.8 percent, respectively, for the fiscal years ended September 30, 2003 and 2002, respectively.

On March 31, 2003, NUI and the banks amended NUI's 364-day credit facility to approve the increase in interest rates under the senior notes, the guarantees under the senior notes and the execution of the Intercreditor Agreement, as described below.  This amendment to NUI's credit facility also provided for a new pricing grid, which increased NUI's cost of borrowing under the credit facility by 25 basis points (0.25 percent).

In August 2003, NUI Utilities entered into an amendment with the lenders under its credit agreement, which among other things, permitted NUI Utilities to obtain an additional $50 million of indebtedness, as well as to refinance such indebtedness through certain financing transactions.  On October 10, 2003, NUI Utilities entered into a bridge loan agreement with a lender for a credit facility that allowed it to borrow up to $50 million to fund near-term natural gas purchases and other general working capital needs.  This bridge loan agreement, which was scheduled to mature on February 11, 2004, was terminated by NUI Utilities upon entering into a new credit facility on November 24, 2003.  No amounts were ever drawn under this bridge loan agreement.

On November 24, 2003, NUI and NUI Utilities each entered into their current separate revolving credit facilities aggregating $405 million.  Both NUI's and NUI Utilities' current credit agreements expire on November 22, 2004, and each may be extended for one 364-day term, subject to certain conditions.

NUI's facility may be extended if (i) NUI Utilities' facility is simultaneously extended, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, have been extended to a date no earlier than June 30, 2006 or have been repaid with the proceeds of the delayed draw term loan, (iii) NUI deposits cash with the administrative agent to cover interest that would accrue on outstanding amounts under the credit facility until the extended maturity date, in an amount of approximately $20 million, and (iv) no default exists under such facility at the time of such extension.

NUI Utilities' facility may be extended if (i) all applicable regulatory approvals required for such extensions have been obtained, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, have been extended to a date no earlier than June 30, 2006 or have been repaid with the proceeds of the delayed draw term loan and (iii) no default exists under such facility at the time of such extension.

NUI's current credit agreement provides for a $255 million term loan facility.  The proceeds of the term loan facility were used (1) to repay and terminate NUI's credit agreement which was entered into on February 12, 2003, (2) to repay NUI's outstanding $60 million senior notes and pay a $9.4 million prepayment premium relating thereto, (3) to repay approximately $85 million of an intercompany balance owed by NUI to NUI Utilities, (4) to fund a $20.4 million interest reserve account for the benefit of the lenders under NUI's credit agreement, and (5) for other general corporate purposes.  NUI's credit agreement bears interest at a rate, at NUI's option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 6 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 5 percent.  The obligations under NUI's credit agreement are guaranteed on a senior unsecured basis by NUI's direct and indirect wholly-owned subsidiaries (subject to certain exceptions).  NUI Utilities does not guarantee NUI's obligations under this credit agreement.  As of April 26, 2004, NUI had overnight cash investments of $24.5 million.

NUI Utilities' current credit agreement provides for (i) a $50 million revolving credit facility, (ii) a $50 million term loan facility and (iii) a $50 million delayed draw term loan facility.  The proceeds from the revolving credit facility and the term loan facility combined with the proceeds from the repayment of the $85 million intercompany balance from NUI were used (1) to repay outstanding loans under, and terminate, the NUI Utilities credit agreement which was entered into on February 12, 2003, (2) to pay accrued and unpaid fees under the interim credit agreement entered into on October 10, 2003 and (3) for general corporate purposes.  The proceeds from the delayed draw term loan facility, which can be drawn at the option of the company, can be used solely for the purpose of repaying NUI Utilities' 8.35 percent medium term notes, which are due on February 1, 2005.  NUI Utilities' credit agreement bears interest at a rate, at NUI Utilities' option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 5 percent, or (ii) Base Rate (subject to a 3 percent floor) plus 4 percent.  NUI Utilities has fully drawn all amounts available under the $50 million revolver and the $50 million term loan facility.  As of April 26, 2004, NUI Utilities had overnight cash investments of $114.4 million.

Both credit agreements contain various covenants that (i) restrict NUI and NUI Utilities from taking various actions and (ii) require NUI and NUI Utilities, respectively, to each achieve and maintain certain financial covenants.  Under the terms of NUI's credit agreement, NUI is required to maintain a maximum leverage ratio of no more than 0.80x and a minimum interest coverage ratio of at least 1.50x (for the four consecutive fiscal quarters ending on December 31, 2003 and March 31, 2004) and 1.25x (thereafter). Under the terms of the NUI Utilities credit agreement amended as of May 10, 2004, NUI Utilities is required to maintain a maximum leverage ratio of no more than 0.70x and a minimum interest coverage ratio of at least 2.25x.  Additionally, both credit agreements contain limitations on capital expenditures, indebtedness, payment of dividends, guarantees, liens, mergers, acquisitions, dispositions of assets, transactions with affiliates, loans and investments, prepayment of indebtedness, sale-leaseback transactions, change in business activities and corporate activities.

As noted earlier, the company's delay in delivering audited financial statements for fiscal 2003 resulted in events of default under NUI's and NUI Utilities' respective credit agreements.  On January 26, 2004, NUI and NUI Utilities obtained waivers of such defaults from the lenders under their respective credit agreements, and received an extension of the delivery date for NUI's audited financial statements for fiscal 2003 and its 2004 first fiscal quarter unaudited financial statements through March 1, 2004, and amended the credit agreements to clarify certain technical provisions.  Further delays in the delivery of these financial statements beyond the date to which NUI and NUI Utilities had received waivers resulted in another event of default.  On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof.  NUI and NUI Utilities subsequently entered into amendments dated as of May 10, 2004 to their respective credit agreements which:

(i) extended the delivery date for the aforementioned financial statements (as well as for the financial statements for the fiscal quarter ended March 31, 2004) until June 15, 2004,

(ii) consented to the NJBPU settlement,

(iii) modified financial covenants contained in the credit agreements to take into account the NJBPU Settlement and the recent and expected future performance of the company,

(iv) permitted the acquisition by NUI Utilities of approximately $350,000 worth of gas pipeline,

(v) regarding the payment of dividends by NUI Utilities to NUI, provided for a $35 million limit on dividend payments and eliminated a provision limiting such dividend payments to the aggregate maximum of NUI Utilities' retained earnings,

(vi) added a condition which requires NUI to maintain a maximum leverage ratio of no more than 0.60x in order to pay dividends, and

(vii) increased the interest rate on NUI Utilities' delayed draw term loan (if drawn) by one percent until a purchase agreement is executed to sell NUI or NUI Utilities to an unaffiliated third party.

Under the dividend restriction described above, NUI is prohibited from paying any cash dividends during any fiscal quarter in which NUI's consolidated total debt represents more than 60 percent of its total capitalization, measured (i) at the last day of the immediately preceding fiscal quarter and (ii) pro forma at the time such dividend is made.  As a result of these restrictions, NUI is prohibited from paying any dividends at this time or in the foreseeable future.  Under NUI's credit facility, NUI also is prohibited from paying dividends exceeding $20 million in the aggregate while the credit facility is outstanding.

Long-Term Debt.  NUI has outstanding $50 million 8.35 percent medium term notes, which mature on February 1, 2005.  As noted under Short-Term Debt above, included in NUI Utilities' current credit facility is a $50 million delayed draw term loan that can be drawn at the option of the company and used, subject to satisfaction of the terms and conditions contained therein, to repay these medium term notes.

On November 24, 2003, NUI repaid its $60 million senior notes with the proceeds of its new credit facility entered into on that date.  In conjunction with the repayment of this indebtedness, NUI paid a prepayment premium of approximately $9.4 million to the noteholders, which was recorded during the first quarter of fiscal 2004.

NUI Utilities is party to a series of loan agreements with the New Jersey Economic Development Authority (NJEDA) pursuant to which the NJEDA has issued four series of gas facilities revenue bonds:  (i) $46.5 million bonds at 6.35 percent due October 1, 2022, (ii) $39 million bonds at variable rates due June 1, 2026 (Variable Bonds), (iii) $54.6 million bonds at 5.7 percent due June 1, 2032 and (iv) $40 million bonds at 5.25 percent due November 1, 2033.  NUI Utilities is also party to a loan agreement pursuant to which Brevard County, Florida (the County) has issued $20 million bonds at 6.40 percent due October 1, 2024.  In accordance with the terms of these loan agreements, the funds received by the NJEDA or the County, as the case may be, upon the issuance of the applicable bonds have been loaned to NUI Utilities.  The interest rates and maturity dates under the loan agreements parallel the interest rates and maturity dates under the bonds.  Interest payments by NUI Utilities on the loans are used to pay the interest on the bonds.  During fiscal 2003, NUI Utilities paid $9.9 million in interest payments on these loans.

Approximately $2.1 million of interest earned on the original net proceeds from the $20 million 6.4 percent revenue bonds due 2024 is unexpended and accordingly has been classified as "Funds for Construction Held by Trustee" on the Consolidated Balance Sheet at September 30, 2003 until drawn upon.

The Variable Bonds contain a provision whereby the holder can "put" the bonds back to the issuer.  In 1996, the company executed a long-term Standby Bond Purchase Agreement (SBPA) with a syndicate of banks, which was amended and restated on June 12, 2001.  Under the terms of the SBPA, as further amended on June 10, 2003, July 21, 2003 and December 4, 2003, The Bank of New York is obligated under certain circumstances to purchase Variable Bonds that are tendered by the holders thereof and not remarketed by the remarketing agent.  Such obligation of the bank would remain in effect until the expiration of the SBPA on June 30, 2004, unless extended or earlier terminated. The terms of the SBPA also restrict the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which has been reduced by the NJBPU settlement.  There is no capacity under this covenant for further dividends at this time or in the foreseeable future, unless a waiver is obtained from the bondholders.

If the SBPA is not further extended beyond its current expiration date of June 30, 2004, in accordance with the terms of the Variable Bonds, all of the Variable Bonds would be subject to mandatory tender at a purchase price of 100 percent of the principal amount, plus accrued interest, to the date of tender.  In such case, any Variable Bonds that are not remarketable by the remarketing agent will be purchased by The Bank of New York.

Beginning six months after the expiration or termination of the SBPA, any Variable Bonds still held by the bank must be redeemed or purchased by the company in ten equal, semi-annual installments.  In addition, while the SBPA is in effect, any tendered Variable Bonds that are purchased by the bank and not remarketed within one year must be redeemed or purchased by the company at such time, and every six months thereafter, in ten equal, semi-annual installments.

As of September 30, 2003, the aggregate principal and accrued interest on the outstanding Variable Bonds totaled approximately $39.0 million.  Principal and any unpaid interest on the outstanding Variable Bonds are due on June 1, 2026, unless the put option is exercised before that time.

The delay in delivering certain officers' certificates, SEC filings and quarterly financial information throughout the fiscal year 2003, as well as audited fiscal 2003 financial statements and related documents (Required Documents), resulted in breaches under certain loan agreements, trust indentures, and related documents underlying NUI Utilities' gas revenue bond facilities, namely (i) $20 million of 6.40 percent bonds due October 1, 2024, (ii) $46.5 million of 6.35 percent bonds due October 1, 2022, (iii) the Variable Bonds, (iv) $54.6 million of 5.70 percent bonds due June 1, 2032 and (v) $40 million of 5.25 percent bonds due November 1, 2033, as well as under the 8.35 percent medium term notes.

Many of these breaches were cured on May 10, 2004 with delivery of many of the Required Documents.  The remaining breaches will be cured by virtue of NUI Utilities' delivery of this annual report, related officers' certificates and other financial information.

Defaults may occur in the near future under the Variable Bonds, the 5.25 percent bonds and the 8.35 percent medium term notes if NUI Utilities does not provide unaudited financial statements for NUI for the fiscal quarters ended December 31, 2003 and March 31, 2004, and related documentation and officers' certificates.  Defaults may occur in the near future under the 5.70 percent bonds if NUI Utilities does not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 and unaudited financial statements for NUI Utilities for fiscal quarters ended December 31, 2003 and March 31, 2004.  To date, NUI has obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facilities to June 30, 2004.  NUI and NUI Utilities are working diligently to deliver the required documentation within this timeframe.

Common Stock.  The company periodically issues shares of common stock in connection with NUI Direct, the company's dividend reinvestment and stock purchase plan, and various employee benefit plans. From time to time, the company may issue additional equity to reduce short-term indebtedness and for other general corporate purposes.  As noted above, the company sold 1.725 million shares of its common stock for net proceeds of approximately $37.0 million in March 2002. The total proceeds from all other issuances amounted to approximately $1.2 million in fiscal 2003, $0.7 million in fiscal 2002, and $0.5 million in fiscal 2001. The proceeds were used primarily to reduce outstanding short-term debt.

The company issued stock in conjunction with several acquisitions during fiscal 2002. This included 144,648 shares worth approximately $3.1 million to acquire Virginia Gas Storage and Virginia Gas Distribution (see Note 3 of the Notes to the Consolidated Financial Statements), and 216,039 shares worth approximately $4.2 million to acquire Norcom, Inc. (see Note 6 of the Notes to the Consolidated Financial Statements). In addition, the company issued 47,136 shares to the former owners of NUI Telecom as payment of an incentive of $1.0 million under a provision of the Agreement and Plan of Merger. No stock was issued during fiscal 2003 for acquisitions.

Assets and Liabilities Held for Sale. During June 2003, the company approved a plan to sell NUI Telecom and began actively seeking a buyer.  See Notes 11 and 24 of the Notes to the Consolidated Financial Statements. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-lived Assets," the company has reclassified the assets and liabilities of NUI Telecom, NC and VCW as Held for Sale on the Consolidated Balance Sheets at September 30, 2003, and 2002.

The company completed the sale of NC on September 30, 2002, and completed the sale of VCW on November 7, 2002 See Note 11 to the Notes to the Consolidated Financial Statements.

On October 11, 2001, the company sold the capital stock of Virginia Gas Propane Company, and on March 1, 2002, the company sold the capital stock of Virginia Gas Exploration Company and Virginia Gas Marketing Company, all of which were subsidiaries of VGC.

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $41.8 million in fiscal 2003, $55.7 million in fiscal 2002, and $59.4 million in fiscal 2001. The decreased capital spending during the current fiscal year was due to the company's reduction of capital projects at the corporate level and reduced spending for operations being held for sale.

Capital expenditures are expected to be approximately $51 million in fiscal 2004, which will be used primarily for continued expansion and upkeep of the company's natural gas distribution system and certain information technology projects.

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a subsidiary of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUISS and Duke Energy Saltville Gas Storage, LLC (DESGS) have created a limited liability company, SSLLC.  After receiving the required regulatory approval in February 2003, VGC contributed certain storage assets valued at approximately $16.3 million to SSLLC. DESGS has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose.  To the extent SSLLC determines it needs additional funding (which decision can only be made jointly by the company and DESGS), the company and DESGS are obligated to fund the development of SSLLC equally.

The company has loaned SSLLC approximately $25.6 million toward the development of the Saltville storage facility through September 30, 2003, and currently estimates its share of the future funding to be zero in fiscal 2004, and $2.5 million in fiscal 2005. Subsequent fiscal years are expected to be funded with internally generated cash flows of the joint venture.

SSLLC plans to expand the present Saltville storage facility from its current capacity of 1 Bcf to approximately 12 Bcf and connect it to Duke Energy Gas Transmission's (DEGT) East Tennessee Natural Gas interstate system and DEGT's Patriot pipeline. At full capacity, the Saltville storage field will be able to deliver up to 500 million cubic feet per day of natural gas to area markets. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage.  The expansion will be completed in phases which began in fiscal 2003, with the Phase I total of 5.3 Bcf of working natural gas storage capacity to be completed by fiscal 2008. The market demand for additional storage will dictate the timing of the other phases of the expansion.

Development of the Saltville facility is intended to create a strategically located energy-trading hub, and enable the company to capitalize on the energy supply and wholesale energy portfolio and risk management opportunities in the rapidly developing Mid-Atlantic region. The additional storage capacity is expected to allow the company to meet the significant demand from local distribution companies as well as power plant development that is underway in the region.

In conjunction with the development of the Saltville facility, during December 2002, the company entered into a twenty-year agreement with DEGT for the firm transportation of natural gas on the Patriot pipeline, which was under construction at that time. Upon completion of the pipeline, the company became obligated to pay annual demand charges of approximately $4.7 million over the life of the transportation agreement.

In August 2003, the company entered into a twenty-year agreement with SSLLC for the firm storage of natural gas. Upon completion of DEGT's Patriot pipeline, the company became obligated to pay annual demand charges of $0.3 million over the life of the storage agreement.

Regarding the transportation and storage agreements discussed above, the company is not utilizing the Patriot pipeline in its operations at this time since it has discontinued its trading operations.   However, the company is currently evaluating how to obtain the maximum benefit from its rights under these agreements.

Other Storage and Pipeline Projects. The company has acquired options on the land and mineral rights for property located in Richton, Perry County, Mississippi, that the company plans to develop into a natural gas storage facility to help serve the Southeast United States. The land option has a purchase price of approximately $0.5 million and the mineral rights option has a purchase price of $0.9 million. Both options expire on February 15, 2005. Should the options not be exercised, the company's right to make such purchases would expire.

NUI plans to develop a salt dome natural gas storage facility in Richton, Perry County, Mississippi.  Like its companion storage facility in Saltville, Richton is expected to offer the high-deliverability capabilities of salt dome storage for natural gas and will have access to a number of major interstate pipelines, including Destin Pipeline and its connections to Gulf South, Gulfstream, FGT, SONAT, Tennessee Natural Gas and Transco. Through its connection to Destin Pipeline, Richton will have direct access to the gas supplies in the Gulf of Mexico, as well to supplies from the interconnected interstate pipelines previously listed.  Richton can also serve as a potential storage facility for the various proposed LNG projects in the Gulf Coast.

The preliminary plan is to develop two caverns with approximately 3.8 Bcf of working gas capacity each.  The total gas capacity of both caverns is expected to be approximately 11.6 Bcf.  The gas handling facilities are expected to provide an average injection rate of 250,000 Mcf per day and a maximum withdrawal rate of 600,000 Mcf  per day.  The facilities will include approximately 18,000 HP of compression and a 14.6 kilometer, 24 inch pipeline connecting the facility to the Destin pipeline.  It is anticipated that Richton will be a FERC regulated facility.  The preliminary engineering study, conceptual design for the facility and pipeline, water resource analysis, and a successful "open season" have been completed.  The total cost of the project is expected to be approximately $85 million over a period of three years, which NUI will seek to fund through project finance debt.

This project is not expected to have any material capital requirements in fiscal 2004 and, if the project proves feasible, will primarily impact the company's capital expenditure program in fiscal years 2005 and 2006 after the funding needs of Phase I of the Saltville facility (discussed above) are essentially satisfied.

During 2001, the company began building a planned gas pipeline intended to cross the state of Florida from West Palm Beach to Fort Myers (the Florida East-West Pipeline Project).  Phase I of the pipeline has been completed and is currently in service beginning with a connection to the Florida Gas Transmission Company's pipeline in West Palm Beach and terminating in South Bay.  The remaining portions of the project are intended to include an interconnection with the Florida Gas Transmission Company's pipeline in Fort Myers and the Gulfstream Natural Gas System pipeline in Martin County. During October 2003, the company retained a company to provide engineering-related services in support of the expansion of its Florida East-West Pipeline project.  The company anticipates a twenty-eight (28) month schedule to complete the pipeline systems inclusive of a state regulatory approval process and construction activities.  The company intends to begin the regulatory approval process once suitable customer commitments are obtained.  When completed, the pipeline is expected to be capable of transporting up to 300,000 Mcf per day of natural gas.  The pipeline is also intended to include direct connection to any of the three LNG pipelines proposed to come onshore in southeast Florida at the ports of Palm Beach and/or Port Everglades.  Once completed, the company's pipeline will serve as a transportation hub linking the east and west sides of the Florida Gas Transmission system to the proposed LNG pipelines and the Gulfstream Natural Gas System as well as the company's proposed West Felda Gas Storage facility.

In conjunction with the expansion of the Florida East-West Pipeline, the company entered into agreements with Plains Resources Inc. (Plains), under which the parties have been validating technical and commercial viability of developing up to 15 Bcf of working gas capacity of natural gas storage in the West Felda Field, located in South Florida. The West Felda Field represents one of five oil-producing properties currently operated by Plains in the oil-producing "Sunniland Trench" in South Florida. The West Felda Field is expected to be serviced by the Florida East-West Pipeline, with an approximate 12-mile pipeline connection to the storage field south of the pipeline. Upon entering into final agreements, the parties intend to begin offering storage services in conjunction with the initiation of service of the pipeline.

Together these projects are expected to provide increased reliability for Florida's natural gas supply and distribution infrastructure and support Florida's rapidly growing demand for natural gas utilized for electricity generation.

Contractual Obligations.  In the course of its business activities, the company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on NUI's balance sheet while others are commitments, some firm and some based on uncertainties, that are disclosed in the company's underlying consolidated financial statements.

The following table summarizes the company's contractual obligations as of September 30, 2003 by payment due date. Each of these obligations is discussed in further detail below (amounts in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (1)	$310,100	$ ---	$55,000	$ 15,000	$240,100
Capital lease obligations (2)	14,467	2,711	4,262	2,376	5,118
Notes payable to banks	164,100	164,100	---	---	---
Notes payable (3)	1,400	1,400	---	---	---
Operating leases	82,630	6,063	11,106	10,941	54,520
Capital expenditures of joint venture (4)	2,500	---	2,500	---	---
Gas procurement contracts	346,013	60,100	81,769	56,232	147,912
Total contractual obligations	$921,210	$234,374	$154,637	$84,549	$447,650

(1) The long-term debt cash obligations exclude $1.0 million of unamortized debt discounts as of September 30, 2003.

(2) Includes $2.5 million of interest to be paid on the capital leases.

(3) This amount represents an unsecured promissory note.  See Note 8 of the Notes to the Consolidated Financial Statements.

(4) See discussion under Joint Venture with Duke Energy and Note 22 of the Notes to the Consolidated Financial Statements.

Long-term Debt. The company's long-term debt instruments are scheduled on the Consolidated Statement of Capitalization in the financial statements that follow.  In addition, see Note 14 to the Notes to the Consolidated Financial Statements.

Capital Lease Obligations.  The company acquires property and equipment under capital leases in the ordinary course of business, and the terms of the agreements vary through 2012. At September 30, 2003, the company had total obligations under capital leases of $11.9 million.

Notes Payable to Banks.  Represents outstanding borrowings under NUI's and NUI Utilities' short-term credit facilities at September 30, 2003.  In November 2003, these credit facilities were replaced by new credit facilities aggregating $405 million.

Notes Payable. This represents an unsecured promissory note.  See Note 8 of the Notes to the Consolidated Financial Statements.

Operating Leases. The company maintains operating leases in the ordinary course of business. These leases include those for office space and office equipment, and the terms of the agreements vary from 2003 through 2022. At September 30, 2003, the company had total commitments under operating leases of $82.6 million.  See Note 17 of the Notes to the Consolidated Financial Statements.

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amounted to approximately $60.1 million in fiscal 2004 (this amount includes the company's obligations under two twenty-year agreements related to the Patriot pipeline discussed above). The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 Bcf per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

NUI Utilities has entered into an agreement with Cinergy to manage all of its interstate pipeline assets.  NUI Utilities initially entered into an agreement with Cinergy effective March 31, 2004, which covered only a one month period.  That agreement was superseded by an agreement effective on April 1, 2004, pursuant to which Cinergy will serve as the NUI Utilities asset manager from April 1, 2004 until March 31, 2005, and will provide NUI Utilities with a full requirements gas supply service to enable NUI Utilities to meet its public utility obligations to supply gas to customers in New Jersey, Florida and Maryland. The gas supply will be provided at market-based prices.

NUI Utilities has assigned to Cinergy or, in the case of non-assignable assets, granted Cinergy agency authority to control, NUI Utilities' gas supply and deliverability assets, and Cinergy will pay NUI Utilities a fixed amount for the right to act as NUI Utilities' asset manager for the twelve months ended March 31, 2005. The obligations of NUI Utilities, including all commodity and demand charges, will be secured by a pre-payment obligation unless NUI Utilities' credit rating improves to investment grade, at which time the parties will negotiate other mutually agreeable payment terms based on the improved creditworthiness of NUI Utilities. The agreement provides NUI Utilities the option to terminate the agreement in the event of a change in control of NUI Utilities or NUI.

Commitments

Environmental.  The company owns or previously owned properties on which former manufactured gas plants (MGP) were operated in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland.  Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded a total reserve of approximately $33.9 million, which the company believes represents the undiscounted probable minimum amount the company may expend over the next 30 years. Of this reserve, approximately $30.2 million relates to the New Jersey MGP properties and approximately $3.7 million relates to the MGP properties located outside the state of New Jersey. The company believes that all costs associated with remediation of the New Jersey MGP properties will be recoverable in rates or from insurance carriers.  As of September 30, 2003, the company has a regulatory asset of $36.4 million on its Consolidated Balance Sheet for environmental remediation, inclusive of interest, which reflects the future recovery of both incurred costs and future remediation liabilities in the state of New Jersey. In New Jersey, the company has rate recovery of approximately $9.8 million of such costs, of which a portion has been recovered through September 30, 2003.  Recovery of an additional $0.7 million is currently pending NJBPU approval. With respect to costs that may be associated with the MGP properties located outside the state of New Jersey, the company is currently or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers.

Off-Balance Sheet Arrangements

The company's off-balance sheet arrangements include commitments under operating leases, guarantees, letters of credit and gas procurement contracts, all of which are normal to the company's operations.  As described above, at September 30, 2003, the company had total commitments under non-cancelable operating leases totaling $82.6 million.  See Note 22 of the Notes to the Consolidated Financial Statements for a discussion of the company's guarantees.  In addition, the company is a 50 percent member of a joint venture that is developing natural gas storage assets and is required to provide funding toward the development of these assets for their intended purpose.  See Capital Expenditures and Commitments-Joint Venture with Duke Energy below for further discussion.  NUI is also party to two Standby Letters of Credit secured by cash collateral, as follows:

--     a secured Standby Letter of Credit issued on January 16, 2004 by Fleet Bank in the amount of $750,000, in favor of PNC Bank. The letter of credit is intended to support the company's Procurement Card program with PNC Bank. The letter of credit was originally scheduled to expire on May 3, 2004; however, it has since been extended to July 23, 2004.

--     a secured Standby Letter of Credit issued on February 1, 2004 by Fleet Bank, originally in the amount of $1,000,000, in favor of National Union Fire Insurance Company and several other insurance companies underwriting the company's workmen's compensation policy.  As of April 23, 2004, the amount of the letter of credit has been reduced to $948,000. The letter of credit expires on February 1, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In March 2004, the company discontinued the trading operations of its NUI Energy Brokers business, although NUI Energy Brokers continues to manage its prior contractual obligations. Prior to that date, NUI Energy Brokers used derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins, and iii) to take advantage of market information and opportunities in the marketplace. These derivative instruments included forwards, futures, options and swaps. The majority of NUI Energy Brokers' positions were short-term in nature (up to 2 years) and could be readily valued using New York Mercantile Exchange settlement prices and those from several other well-established, third-party organizations.  At September 30, 2003 NUI Energy Brokers had recorded derivative assets and associated unrealized gains of approximately $7.9 million.  The actual amounts realized in subsequent periods could differ based on fluctuation in market pricing.

NUI Energy Brokers was also responsible for administration of the NUI Utilities hedge program.  This program was established in December 2000 in accordance with the Gas Procurement Strategy and Plan (GPS&P) to help fulfill its mission to operate its gas distribution system in a safe, reliable and cost effective manner.  The focus of the GPS&P is to manage the purchased costs of gas for firm sales customers of NUI Utilities.  To meet its objectives of managing gas price risk, NUI Utilities engages in financial hedging activities that include the use of New York Mercantile Exchange traded natural gas futures contracts and options.  NUI Utilities plans to transfer the administration of the hedging program from NUI Energy Brokers to NUI Utilities in the third quarter of fiscal 2004.  Consistent with this plan, NUI Utilities has adopted a hedging risk management policy that sets guidelines and controls to govern its hedge program.

NUI accounts for its trading and hedging activities in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS 133 requires that all derivatives be recognized on the balance sheet at fair value with changes in the value of derivatives that are not hedges recorded in earnings.

Further, consistent with the regulatory accounting treatment for NUI Utilities' gas procurement activities and pursuant to the provisions of FAS 71 "Accounting for the Effects of Certain Types of Regulation," NUI Utilities defers both the realized and unrealized gains/(losses) attributable to the derivative instruments covered by this policy.  Realized gains or losses are recorded as adjustments to gas purchase costs and are recovered from customers through the purchased gas adjustment clauses.  Unrealized gains or losses are recorded on the balance sheet as a regulatory asset or liability, as applicable.

At September 30, 2003, NUI Energy Brokers had designated certain futures contracts and physical forwards associated with the delivery and sale of natural gas into and from storage as cash flow hedges with the objective of fixing an acceptable return.  Under SFAS 133, the changes in the value of derivatives designated as hedges that are effective in offsetting the variability in cash flows of a forecasted transaction are recognized in other comprehensive income until the forecasted transactions occur and the ineffective portion of changes in fair value of derivatives is recognized immediately in earnings.

At September 30, 2003, the value in other comprehensive income associated with these positions is $0.8 million, net of tax, which will be reclassified into earnings over the next twelve months.  However, the actual amount reclassified into earnings could differ based on fluctuations in market prices.  At September 30, 2003 there was no hedge ineffectiveness recognized in earnings.

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

The following schedule summarizes the changes in derivative assets and liabilities for the year ended September 30, 2003 (in thousands). Amounts are shown net of valuation reserves.

Derivative assets at September 30, 2002	$30,441
Derivative liabilities at September 30, 2002	(852)
Fair value of contracts outstanding at September 30, 2002		$29,589

Contracts realized or settled during the period		(20,163)
Change in accounting for EITF 02-03		(9,949)
Changes in fair value attributable to market pricing		13,715

Derivative assets at September 30, 2003	$13,192
Derivative liabilities at September 30, 2003	---
Fair value of contracts outstanding at September 30, 2003		13,192

Changes in the fair value attributable to market pricing represents the changes in value of the company's unrealized mark-to-market net assets that relate to changes in commodity pricing, volatility of options on commodities, and other market related changes.

The following table summarizes the fair value of the contracts comprising the company's net derivative assets by maturity date (amounts in thousands):

	Fair Value of Contracts at Period-End
Source of Fair Value	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Prices actively quoted	$5,982	$1,649	$---	$---	$7,631
Prices provided by other external sources	864	---	---	---	864
Prices based on models and other valuation methods, net of valuation reserves	1,213	2,356	1,128	---	4,697
Total Fair Value of Contracts	$8,059	$4,005	$1,128	$---	$13,192

NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, NUI Energy Brokers' VaR was $144,000 and $328,000 at September 30, 2003 and 2002, respectively. The average, high and low values at risk for the year ended September 30, 2003 were $195,000, $743,000 and $22,000, respectively.

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements of the company as of September 30, 2003 and 2002 and for each of the three years in the period ended September 30, 2003, the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 2003, are included herewith as indicated on the Index to Financial Statements and Schedule on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Disclosure Controls and Procedures

In connection with their audit of the company's fiscal 2002 financial statements, our independent external auditors, PricewaterhouseCoopers LLP (PwC), identified and reported on material weaknesses within our systems of internal control.  In a report dated November 22, 2002 to the Audit Committee of the Board of Directors and management of NUI, PwC identified certain conditions that created a material weakness relating to internal control over financial reporting that resulted in the need to restate prior financial statements.  The weaknesses identified included, but were not limited to, the following:

--     General ledger cash account balances were not being reconciled to the bank statements.

--     General ledger account analyses were not being consistently performed.

--     A listing of debt covenants was not being maintained.

--     Comprehensive and formalized accounting and financial reporting policies and procedures did not exist.

--     Instances were noted where management lacked certain technical accounting and tax expertise that resulted in accounting errors.

--     The flow of accounting information between business units and corporate accounting was not timely or formalized.

--     Accounts payable invoice processing procedures needed to be improved.

--     A formal plan and implementation timetable needed to be developed to address compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The company believes that these internal control weaknesses were addressed by management during fiscal 2003.  However, in connection with the fiscal 2003 financial statement audit, PwC communicated additional material control weaknesses, which included:

--     The contract review process was not formally documented, and appropriate procedures had not been developed to ensure timely review of contracts for accounting implications.

--     There was a lack of adherence to policies and procedures for travel and entertainment expense reimbursements and procurement card expenditures.

--     The payroll timekeeping and tracking process was manual in nature and prone to errors.

--     Information technology had a number of areas where formal, documented policies and procedures had not been developed.

During fiscal 2003, our internal auditors performed internal audits which indicated material weaknesses in internal controls similar to those noted above.  We have developed and implemented action plans to address their recommendations, and follow-up audits are being conducted.

Additional internal control issues have been raised and deficiencies have been noted in the March 2004 final audit report relating to the focused audit conducted at the request of the NJBPU.

We have taken specific, immediate steps to address the internal control weaknesses discussed above.  In addition, we have undertaken a broader, long-term effort to assess our systems of internal control and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.  These actions include:

--     Performing a comprehensive evaluation and developing a remediation plan with respect to internal controls over financial reporting and related processes;

--     Hiring additional qualified and experienced employees, specifically in the finance and accounting areas, and increasing technical training in these areas;

--     Implementing a redesigned cash management process and adopting more stringent cash management practices and procedures;

--     Developing and implementing comprehensive accounting and financial reporting policies and procedures;

--     Implementing procedures for performance of account analyses and reconciliations;

--     Improving and monitoring controls to increase the reliability of information generated by our information technology processes;

--     Educating employees throughout the company as to the importance of compliance with policies and procedures and the significance of a system of sound internal controls; and

--     Ensuring executive management's involvement in the oversight and review of the disclosure and reporting process.

The effectiveness of our, or any, systems of disclosure controls and procedures and internal controls is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely.  Further, the design of systems of control must reflect the fact that there are resource constraints that affect the operation of any such system, and that the benefits of controls must be considered relative to their risks.  As a result, there can be no assurance that our systems of disclosure controls, procedures and internal controls will prevent all errors or fraud, or ensure that all material information will be made known to management in a timely fashion.

As required by Rule 13a-15(b) of the Exchange Act, the company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2003, the end of the period covered by this report. Based upon the evaluation, the company's management, including its President and Chief Executive Officer and its interim Chief Financial Officer, concluded that, as of September 30, 2003, NUI's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in NUI's reports filed or submitted under the Exchange Act was accumulated and communicated to NUI's management, including its President and Chief Executive Officer and its interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Directors of the Registrant

The following table sets forth the names, positions and offices held by the company's directors as of September 30, 2003, and the date of this report, and their ages as of the date of this report.

Current Directors

Name	Age	Positions
John Kean (1)	74	Retired as Chairman of the Board of Directors as of April 1, 2004; Member of the Board until the end of term; Member of the Executive and Investment Committees
Dr. Vera King Farris (2)	63	Member of the Compensation, Investment, Nominating and Governance, and Special Committees
J. Russell Hawkins (2)	49	Chairman of the Nominating and Governance Committee; Member of the Audit, Compensation, Executive, Investment and Special Committees
Dr. Bernard S. Lee (1)	69	Chairman of the Compensation Committee; Member of the Audit, Nominating and Governance, and Special Committees
James J. Forese (3)	68	Elected Chairman of the Board as of April 1, 2004; Chairman of the Audit Committee; Member of the Compensation, Executive, Nominating and Governance and Special Committees
R. Van Whisnand (3)	60	Chairman of the Investment Committee; Member of the Compensation, Executive, Nominating and Governance, and Special Committees
Craig G. Matthews (1)	61	Director
Robert P. Kenney (1)	69	Director

(1)           Current term expires in 2004.
(2)           Current term expires in 2005.
(3)           Current term expires in 2006.

Directors as of September 30, 2003

Name	Age	Positions
John Kean (1)	74	Retired as Chairman of the Board of Directors as of April 1, 2004; Member of the Board until the end of term; Member of the Executive and Investment Committees
Dr. Vera King Farris (2)	63	Member of the Compensation, Investment, Nominating and Governance, and Special Committees
J. Russell Hawkins (2)	49	Chairman of the Nominating and Governance Committee; Member of the Audit, Compensation, Executive, Investment and Special Committees
Dr. Bernard S. Lee (1)	69	Chairman of the Compensation Committee; Member of the Audit, Nominating and Governance, and Special Committees
James J. Forese (3)	68	Elected Chairman of the Board as of April 1, 2004; Chairman of the Audit Committee; Member of the Compensation, Executive, Nominating and Governance and Special Committees
R. Van Whisnand (3)	60	Chairman of the Investment Committee; Member of the Compensation, Executive, Nominating and Governance, and Special Committees

(1)           Current term expires in 2004.
(2)           Current term expires in 2005.
(3)           Current term expires in 2006.

Mr. Kean has served as a director since 1969. He served as Chief Executive Officer of the company from 1969 until his retirement in April 1995, holding the positions of Chairman of the Board since October 1994 to April 2004 and President from 1969 until October 1994. Mr. Kean served as President of the International Gas Union, a federation of technical and scientific gas industries associations and he continues to serve as a member of the Executive and Investment Committees.

Dr. Farris has served as a director of the company since 1994. She served as President Emerita and Distinguished Professor of The Richard Stockton College of New Jersey from 1983 to 2003. She also serves as a director of Denny's Corporation, Inc. (previously Advantica Corporation/Flagstar Companies, Inc.) and is a member of the boards of numerous educational and civic organizations and is a distinguished professor at the University of Pennsylvania.

Mr. Hawkins has served as a director of the company since 1998. He currently serves as Senior Vice President of Carrier Access Corporation. Previously, he served as President and Chief Executive Officer of Paragon Networks, Inc. (manufacturer of telecommunications products) from September 1996 to November 2003 and as a director from 1998 until 2003. Prior thereto, he served as Managing Director of Lucent Technologies.

Dr. Lee has served as a director since 1992. He served as President of the Institute of Gas Technology (IGT) and as Chairman of M-C Power Corp., a majority-owned subsidiary of IGT, from 1997 until his retirement in 1999. From 1978 to 1999 he served as President and Chief Executive Officer of IGT. Dr. Lee is also a director of Peerless Mfg. Co. and National Fuel Gas Company.

Mr. Forese has served as a director of the company since 1978 and was appointed Chairman of the Board as of April 1, 2004. He serves as Operating Partner of Thayer Capital Partners (Private Equity Firm) and Chief Operating Officer since September 2003 and was a Senior Advisor from July 2003 until September 2003. He served as Chairman of IKON Office Solutions (office equipment and supply systems) from May 2000 until his retirement in February 2003. He also served as President and Chief Executive Officer from July 1998 until his retirement from such offices in August 2002. From January 1997 through July 1998, he served as Executive Vice President and President, International Operations, IKON Office Solutions. From January 1996 to December 1996, he served as Executive Vice President, Chief Operating Officer and a director of Alco Standard Corp. (office equipment and supply systems). From October 1993 through December 1995, he served as General Manager of Customer Financing for International Business Machines (IBM) and as Chairman of IBM Credit Corporation. Mr. Forese also serves as a director of American Management Systems, Inc., Spherion Corporation, Anheuser Busch Companies, Inc., and IESI Corporation.

Mr. Whisnand has served as a director since 1982. He has served as Managing Partner of Osprey Partners Investment Management, LLC (investment management) since September 1998. From March 1995 through August 1998, he served as principal of Fox Asset Management (investment management). Mr. Whisnand also serves as a director of Rumson-Fair Haven Bank.

Mr. Matthews was elected President and Chief Executive Officer of the company effective February 1, 2004.  Mr. Matthews was employed by KeySpan Corporation (previously Brooklyn Union Gas Co.) from 1965 to March 1, 2001, when he retired. He held various positions including Executive Vice President, Chief Financial Officer and President and was Vice Chairman and Chief Operating Officer at the time of his retirement. Mr. Matthews is a member of the Board of Amerada Hess Corporation, Salvation Army of Greater New York (Past Chairman), Brooklyn Philharmonic (Past President), Polytechnic University and an Advisory Board Member of Republic Financial Corporation.

Mr. Kenney has served as a director since February 2004.  He has served on the Elizabethtown Gas Company Advisory Board and then the NUI Utilities Board of Directors since his retirement as Elizabethtown Gas President and Chief Executive Officer in 1996, a position he held for five years. Prior to that he held a number of key positions within the company. He has served on the Executive Committee and as past Chairman of the Union County Economic Development Corporation, the Advisory Board of The Occupational Center of Union County and the Board of Directors of Meridian Bank NJ. His past offices include Trustee for the Institute of Gas Technology and Chairman of a variety of utility industry-related organizations.

(b)  Executive Officers of the Registrant

The following information is provided with respect to each executive officer of the company as of September 30, 2003, and the date of this report. Officers are elected annually at the first meeting of the Board of Directors following the Annual Meeting. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

Current Executive Officers

Name	Age	Positions

Craig G. Matthews	61	President and Chief Executive Officer
Dan Scouler	54	Interim Chief Financial Officer
Steven D. Overly	46	Vice President, General Counsel and Secretary
Victor A. Fortkiewicz	52	President- NUI Utilities, Inc.

Executive Officers as of September 30, 2003*

Name	Age	Positions
John Kean, Jr. (1)	46	President and Chief Executive Officer
A. Mark Abramovic (2)	55	President, Senior Vice President, Chief Operating Officer and Chief Financial Officer
James R. Van Horn (3)	47	Chief Administrative Officer, General Counsel and Secretary

* As noted below, Mr. Kean, Jr. resigned as President and Chief Executive Officer of the company effective September 25, 2003.
(1) Resignation effective September 25, 2003.
(2) Retirement effective January 30, 2004.
(3) Resignation effective January 30, 2004.

Mr. Matthews was elected President and Chief Executive Officer of the company effective February 1, 2004.  Mr. Matthews was employed by KeySpan Corporation (previously Brooklyn Union Gas Co.) from 1965 to March 1, 2001, when he retired. He held various positions including Executive Vice President, Chief Financial Officer and President and was Vice Chairman and Chief Operating Officer at the time of his retirement. Mr. Matthews is a member of the Board of Amerada Hess Corporation, Salvation Army of Greater New York (Past Chairman), Brooklyn Philharmonic (Past President), Polytechnic University and an Advisory Board Member of Republic Financial Corporation.

Mr. Scouler has served as interim Chief Financial Officer of the company since October of 2003. He is the managing member of Scouler Andrews.  He previously served as Senior Managing Director with FTI Consulting, Inc. from January 2002 to March 2004.  In October 2003, the company employed FTI Consultants to manage its financial operations and develop new liquidity forecasts.

Mr. Overly has served as Vice President, General Counsel and Secretary of the company since February 2004. He served as Senior Vice President, General Counsel, Chief Financial Officer and Secretary of Cirrus Logic, Inc., from 2001 to 2003 and as Senior Vice President, General Counsel and Secretary from 2000 to 2001. He also held General Counsel positions at International Wireless Communications Holdings, Corp., Lockheed Martin Telecommunications, Martin Marietta Astro Space and General Electric Astro Space.

Mr. Fortkiewicz has served as President of NUI Utilities since September 2003, prior to that he served as Vice President of NUI Utilities. He served as Vice President, Distribution Services from June 1998 to March 2003 and prior to that appointment, he served as President of Elizabethtown Gas from January 1, 1997. He joined Elizabethtown Gas in 1978.

Mr. Kean, Jr. served as a director of the company from 1995 until September 2003. He served as President and Chief Executive Officer of the company from April 1995 until September 2003. From October 1994 through March 1995, he served as President and Chief Operating Officer.

Mr. Abramovic served as President of the company from September 26, 2003, through the date of his retirement in January 2004. He served as Senior Vice President and Chief Financial Officer from September 1997 through September 2003 and as Chief Operating Officer since May 1998.

Mr. Van Horn served as Chief Administrative Officer of the company from May 1998 through the date of his resignation in January 2004 and as General Counsel and Secretary since 1995.

(c)  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers (as defined therein), and persons who beneficially own more than 10 percent of the company's common stock, to file a report of holdings and transactions in NUI common stock with the SEC and the New York Stock Exchange and to furnish us with copies of all Section 16(a) forms they file. Based on our records and other information furnished to us, the only shareholder who beneficially owns more than 10 percent of the company's common stock is Wellington Management Company, LLP (see Item 12. (a)- Security Ownership of Certain Beneficial Owners and Management). We are not aware of any other director, executive officer or shareholder who beneficially owns more than 10 percent of the company's common stock.

To NUI's knowledge, based solely on a review of information furnished to the company, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10 percent beneficial owners were complied with during fiscal 2003.

(d)  Code of Ethics

The company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, directors or persons performing similar functions. A copy of the company's code of ethics has been filed as Exhibit 14 to this Report on Form 10-K. A copy of the company's code of ethics will be provided to any person without charge by contacting the Investor Relations department at our corporate offices at (908) 781-0500.  The company's code of ethics will also be available on the company's internet website at http://www.nui.com in the near future.

(e)  Audit Committee

The company has a separately designated standing audit committee. Each member of the Audit Committee is independent according to the definition of independence provided by the New York Stock Exchange rule and the federal securities laws. The members of the audit committee are identified in the list of directors in (a) above. The company's Board of Directors has determined that James J. Forese, the Chair of the Audit Committee, is an "audit committee financial expert" as such term is defined under federal securities laws.

Item 11.  Executive Compensation

(a)  Summary Compensation Table

The following Summary Compensation Table presents compensation information about the company's executive officers that were the most highly paid during the fiscal year ended September 30, 2003.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards (1)(2)	Securities Underlying Options/ SARs	All Other Compensation (3)

John Kean, Jr. (4)	2003	$490,000	$ 0	$ 0	$	$ 1,109,700
Former President and Chief Executive Officer	2002	450,000	0	612,408	0	4,808
	2001	397,500	61,500	691,500	435,000	7,144

A. Mark Abramovic (5)	2003	$305,000	$ 0	$ 0	$ 0	$ 1,207,200
Former President, Senior Vice President, Chief	2002	285,000	0	219,146	0	7,296
Operating Officer &	2001	258,838	66,300	230,500	120,000	6,653
Chief Financial Officer

James R. Van Horn (6)	2003	$226,000	$ 0	$ 0	$ 0	$ 807,200
Former Chief Administrative Officer,	2002	210,950	0	130,587	0	7,033
General Counsel and	2001	194,018	49,000	138,300	75,000	6,692
Secretary

Robert F. Lurie (7)	2003	$88,100	$ 0	$ 0	$ 0	$ 138,493
Former Vice President-	2002	172,800	0	78,803	0	5,376
Corporate Development and Planning	2001	167,389	25,400	80,675	40,500	4,923

Michael J. Behan (8)	2003	$ 144,000	$ 0	$ 0	$ 0	$ 712,946
Former Vice President-	2002	169,100	0	79,553	0	5,260
New Ventures	2001	164,194	24,800	80,675	40,500	4,382

Victor A. Fortkiewicz	2003	$189,900	$ 41,800	$ 0	$ 0	$ 6,324
President, NUI Utilities

(1)     Shares of restricted stock carry a significant risk of forfeiture. In order to earn all shares, all targeted financial performance objectives must be achieved. The company did not grant any restricted stock awards for fiscal year 2003.

(2)     Since the company did not achieve many of its performance objectives in fiscal year 2003, shares of previously granted restricted stock, the vesting of which was contingent upon meeting those objectives, were forfeited. The number and value of shares forfeited by each of the listed officers was as follows: John Kean Jr.,: 2,160 shares ($31,633); A. Mark Abramovic: 15,670 shares ($243,057); James R. Van Horn: 8,290 shares ($128,537); Robert F. Lurie: 924 shares ($14,060); Michael J. Behan 360 shares ($5,272) and Victor A. Fortkiewicz: 5,575 shares ($86,361).

(3)     Represents the employer match under qualified savings plans during fiscal year 2003 and additional payments made, or to be made in connection with associated severance agreements.

(4)     John Kean Jr.'s "All Other Compensation" total includes $7,200 for the employer match under qualified savings plans and $1,102,500 as part his severance agreement.

(5)     A. Mark Abramovic's  "All Other Compensation" total includes $7,200 for the employer match under qualified savings plans and $1,200,000 as part his severance agreement.

(6)     James R. Van Horn's  "All Other Compensation" total includes $7,200 for the employer match under qualified savings plans and $800,000 as part his severance agreement.

(7)     Robert F. Lurie's  "All Other Compensation" total includes $6,343 for the employer match under qualified savings plans and $132,150 as part his severance agreement.

(8)     Michael J. Behan  "All Other Compensation" total includes $5,192 for the employer match under qualified savings plans, $372,500 as part his severance agreement and an estimated $335,254 for supplemental retirement benefits.

(b)  Stock Options Issued

The company did not issue any options during fiscal year 2003, other than those issued to directors, as discussed in Section (f) Compensation of Directors below.

(c)  Options and Stock Appreciation Rights

In November 2001, the company made a grant of stock options to officers, including those executive officers listed in the Summary Compensation Table, in accordance with the NUI Corporation Stock Option, Stock Award and Incentive Plan. The company does not have any outstanding stock appreciation rights (SARs). Information relating to the officers listed in the Summary Compensation Table is set forth below. All options become exercisable in November 2004 and carry a per share exercise price of $22.39. Stock options granted are forfeited upon an employee's separation from the company.

Aggregated Option/SAR Exercises in 2003 Fiscal Year and SAR Values as of September 30, 2003

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable

John Kean, Jr.	0	$---	0/0	$---/---
A. Mark Abramovic	0	---	0/120,000	---/---
James R. Van Horn	0	---	0/75,000	---/---
Robert F. Lurie	0	---	0/0	---/---
Michael J. Behan	0	---	0/0	---/---
Victor A. Fortkiewicz	0	---	0/39,600	---/---

(d)  Long-term Incentive Awards

The company did not make any long-term incentive awards during fiscal year 2003.

(e)  Retirement Plan Benefits

The executive officers of the company earn retirement benefits that may be payable under three separate retirement plans: (1) the company's Retirement Plan, a funded plan in which more than 70 percent of the company's employees are eligible to participate; (2) the ERISA Excess Benefits Plan, an unfunded plan that is designated to provide benefits for those participants in the Retirement Plan for whom benefits are reduced by reason of the limitations imposed under Section 415 of the Internal Revenue Code of 1986, as amended from time to time (the Code); and (3) the Supplemental Retirement Benefits Plan, an unfunded plan that provides additional benefits to certain key executive employees, including those listed in the Summary Compensation Table. While participants in the Retirement Plan and the ERISA Excess Benefits Plan become vested in their entitlement to benefits after 5 years of service, participants in the Supplemental Retirement Benefits Plan are eligible to receive benefits from the plan only if they reach retirement age while working for the company (55 years of age with 10 years of service or 65 years of age with 5 years of service. If retirement is prior to age 60, then NUI's Compensation Committee's consent is required).

The Retirement Plan, which is funded entirely by the company, provides that a participant retiring at or after age 65 (or at or after age 62 with at least 25 years of credited service) will receive an annual retirement benefit equal in amount (when calculated as a life annuity with two years certain) to 1½ percent of the participant's final average compensation (the average of the highest sixty consecutive calendar months' base salary and sales commissions) multiplied by the number of years of credited service. This benefit formula is different for employees who participated in other pension plans that have been merged into the Retirement Plan. Benefits payable to participants in the Retirement Plan may be reduced by reason of the limitations imposed under Section 415 of the Code. The ERISA Excess Benefits Plan will pay the difference between the amount payable to the participant under the Retirement Plan and the amount the participant would have been paid but for the limitations imposed under Section 415 of the Code. Benefits under this plan are subject to the same terms and conditions as the benefits payable to the participant under the company's Retirement Plan.

The unfunded Supplemental Retirement Benefits Plan provides that each eligible employee who reaches retirement age while working for the company may receive a retirement benefit, payable monthly equal in amount (when calculated as a life annuity with two years certain) to two percent of the participant's final average total compensation (the average of the highest 60 consecutive months' earnings, including cash bonuses earned) multiplied by the number of years of credited service up to a maximum of 30 years - yielding a benefit of 60 percent of final average. Benefits otherwise payable under the unfunded Supplemental Retirement Benefits Plan are reduced by amounts payable under the Retirement Plan and the ERISA Excess Benefits Plan.

The following table shows the maximum aggregate annual retirement benefit payable from all three retirement plans at normal retirement age of 65 for various levels of final average compensation and years of service, assuming payment of benefits in the form of a life annuity with a two-year certain:

Years of Service

Remuneration (*)	10 Years	20 Years	30 Years	40 Years
$ 100,000	$ 20,000	$ 40,000	$ 60,000	$ 60,000
200,000	40,000	80,000	120,000	120,000
300,000	60,000	120,000	180,000	180,000
400,000	80,000	160,000	240,000	240,000
500,000	100,000	200,000	300,000	300,000
600,000	120,000	240,000	360,000	360,000
800,000	160,000	320,000	480,000	480,000
1,000,000	200,000	400,000	600,000	600,000

* Average annual compensation utilized for formula purposes includes salary and cash bonus as reported in the Summary Compensation Table. The benefit amounts shown in the preceding table are not subject to any deduction for Social Security benefits, but are subject to offsets from the other NUI retirement plans. The years of service now credited under the Retirement Plan for the participants listed in the Summary Compensation Table are as follows: John Kean, Jr., 19 years; A. Mark Abramovic, 6 years; James R. Van Horn, 8 years; Robert F. Lurie, 9 years; Victor Fortkiewicz, 25 years and Michael J. Behan, 25 years.

(f)  Compensation of Directors

The compensation program for directors is designed to closely align the interests of the directors with the interests of shareholders. Each non-employee director of the company is paid a retainer fee in stock that consists of a deferred grant of shares of common stock. The number of shares of common stock to be allocated to the accounts of such non-employee directors is determined by dividing the cash value of the annual Board retainer (plus the annual Committee Chair retainer, if applicable) by the fair market value of the common stock on the date of the annual reorganization meeting of the Board. Currently the cash value of the annual Board retainer for non-employee directors is $25,000 and the annual Committee Chair retainer is $4,000. In addition to these shares, non-employee directors are credited on each common stock dividend payment date with that number of additional shares that could have been purchased had their accrued shares been issued and the dividends reinvested. The shares accrued to a director are issued upon the director's retirement or other termination of the director's service as a member of the Board. As of April 30, 2004, the total deferred grants for non-employee directors provide for the issuance of an aggregate of 57,103 shares of common stock. These shares are issuable as follows: James J. Forese and R. Van Whisnand, 14,312 shares each; Bernard S. Lee, 12,231 shares; Vera King Farris, 10,165 shares; and J. Russell Hawkins, 6,084 shares. In addition to these retainers, non-employee directors are paid $1,000 for attendance at each regular or special meeting of the Board of Directors and any Committee thereof.

Part of the Board's compensation program includes the granting of stock options. Each year, at the annual reorganization meeting of the Board, all non-employee directors receive a grant of options to purchase 1,000 shares of the company's common stock. The per share exercise price for the underlying shares is equal to the fair market value of the common stock as of the date of grant. The options become exercisable one year following the date of grant and expire, if unexercised, 10 years following the date of the grant. As of April 30, 2004, the total number of shares subject to outstanding stock options for each Board member was 2,000, for an aggregate total of 12,000 shares. The exercise price per share for 1,000 of these options is $24.215 and $14.205 for the additional 1,000 options.

The company has in effect a retirement plan for directors. To be eligible for retirement benefits under the plan, a director must have served as a director for at least 10 years, with a minimum of five years of service as a non-employee of the company and its subsidiaries. An eligible participant in the plan will be paid, upon retirement and the attainment of age 65, an annual retirement benefit for life equal to the value of the annual Board retainer in effect at the time of the director's retirement. In May 2002, the Board of Directors terminated the retirement plan for all non-employee directors who become Board members after that date. All current non-employee directors, except for Mr. Kenney, are eligible for retirement benefits under the plan.

James Forese was awarded an annual retainer of $100,000, effective January 1, 2004, to serve as Chairman of the Special Committee of the Board of Directors.

The company is party to a consulting agreement with John Kean, who retired as Chief Executive Officer of the company effective April 1, 1995. The Agreement expired on March 31, 2004. Under the Agreement, Mr. Kean provided consulting services to the company for up to 110 hours each calendar month. The Agreement required Mr. Kean to devote sufficient time and effort to perform such duties as may be assigned by the company or the Board of Directors from time to time. In consideration of the services rendered under the Agreement, the company provided Mr. Kean with an annual fee of $280,000, office space, clerical support and expense reimbursement. Other than amounts paid under the Agreement, Mr. Kean did not receive any compensation for serving on the Board or Committees of the Board of the company, its divisions or subsidiaries.

(g)  Compensation Committee Interlocks and Insider Participation

Disclosure rules require the company to report certain relationships involving the company in which members of the Compensation Committee have a direct or indirect material interest. The rules also require disclosure of interlocking relationships among Compensation Committee members and those executive officers of the company, if any, who also serve as members of Compensation Committees or executive officers at other companies. The purpose of these requirements is to allow shareholders to assess the independence of the company's Compensation Committee members in making executive compensation decisions and recommendations. While the company has had transactions with companies and firms with which certain members of the Compensation Committee are, or at some point during fiscal year 2003 were, affiliated as an officer and/or director, there are no such relationships in which members of the Committee have a direct or indirect material interest (see Transactions With Management). In addition, there are no interlocking relationships of the nature described above involving members of the Compensation Committee. The members of the Compensation Committee are Vera King Farris, James J. Forese, J. Russell Hawkins, Bernard S. Lee (Chairman) and R. Van Whisnand.

(h)  Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors of NUI Corporation is comprised of five independent, non-employee directors. The Compensation Committee has the responsibility of making recommendations to the Board concerning the company's executive compensation policies, practices and objectives. The authority, responsibility and duties of the Compensation Committee are described in a Compensation Committee Charter, which has been approved by the Board of Directors. The responsibilities and duties of the Committee include, among other things:

--     reviewing from time to time and approving the overall compensation policies of the Company applicable to the company's executive officers, to ensure that the executive officers are rewarded appropriately for their contributions to the company's growth and profitability and that such compensation policies are aligned with the company's objectives and shareholder interests.

--     reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer of the company; evaluating the performance of the Chief Executive Officer in light of these goals and objectives; and setting the compensation of the Chief Executive Officer based on the Committee's evaluation and compensation levels of chief executive officers at companies comparable to the Company.

--     reviewing and approving the compensation for the executive officers of the company other than the Chief Executive Officer.

--     reviewing, approving, administering and annually evaluating the company's compensation plans, equity-based plans and benefit plans or programs for executive officers and such other officers as the Compensation Committee deems appropriate, as well as establishing individual targets and ranges under such plans or programs.

--     reviewing, approving and administering the NUI Corporation Employee Stock Purchase Plan and the 1996 Director Stock Purchase Plan (the Director Stock Plan).

--     reviewing and approving equity-based grants to the company's executive officers and other.

--     reviewing, approving and at least annually evaluating the compensation and benefits for the company's non-employee directors.

In discharging its responsibilities, the Compensation Committee draws upon various resources, including but not limited to the varied business experiences and knowledge of Committee members and other non-employee directors in the area of executive compensation and the advice of independent compensation experts. These resources allow the Compensation Committee to stay abreast of current trends and developments in executive compensation and provide valuable guidance to the Compensation Committee in making decisions and in making recommendations to the Board of Directors.

The Compensation Committee recognizes the importance of a strong executive compensation program to attract and retain qualified executives. The Compensation Committee also strongly believes that the executive compensation program should be designed to align the interests of management closely with the interests of shareholders and to tie compensation levels to the performance of the company and the achievement of long-term and short-term goals and objectives.

The Compensation Committee has designed a compensation program to provide executives with competitive base salaries and benefits and a significant incentive to achieve specific short- and long-term business performance objectives.  The program includes establishing a target level of company performance in certain categories, such as earnings before interest and taxes, earnings per share, return on invested capital, revenues and debt rating.  For officers with responsibility for a business unit, targets tied to the performance of the specific business unit are also established.  Short-term targets are set for annual performance periods and long-term targets are set for a three-year performance period.  Awards are earned if performance is at the targeted level at the conclusion of the performance period.  A reduced award is earned if performance is at a pre-established threshold level but not at the targeted level and an enhanced award is earned if performance exceeds the targeted level to an exceptional award opportunity.  If performance falls below the established threshold level then performance awards are not earned.

The components of the executive compensation program are:

--     competitive base salaries that are targeted to be at or near the 50th percentile for the officer's position when compared to competitive market data;

--     retention incentives through the provision of stock options that vest three years from the date of grant;

--     short-term incentives through the payment of cash bonuses and the awarding of performance-based restricted stock;

--     long-term incentives through the provision of cash incentive opportunities that become payable in the event that long-term targeted performance levels are exceeded; and

--     competitive executive benefits.

In making determinations for base salaries, award opportunities to be provided to officers under the compensation program and in establishing short- and long-term performance targets, the Compensation Committee considers data provided by independent compensation experts for the purpose of determining competitive levels of total compensation for each executive. The Compensation Committee's objective is to develop a total compensation program that is competitive in the marketplace and provides significant incentive to increase shareholder value. While the Compensation Committee believes it is important to ensure that total compensation levels for each executive are competitive, it also believes that the mix of compensation should be weighted toward variable components that provide a significant incentive for the achievement of the company's financial performance objectives.

In order to further align management's interest with NUI shareholders, the Board of Directors has implemented the following minimum stock ownership requirements for both officers and members of the Board of Directors of NUI Corporation.

--     the Chief Executive Officer must own Common Stock with a market value equal to a minimum of four times his then current salary;

--     other executive officers must own Common Stock with a market value equal to a minimum of two times their then current base salary;

--     non-executive officers must own Common Stock with a market value equal to their then current base salary;

--     only shares, which are owned outright by these officers, will be included in determining their compliance with these requirements;

--     shares of restricted Common Stock that have not vested, as well as shares that have not yet vested under NUI's benefit plans, are not included in determining compliance;

--     members of the Board of Directors are required to own shares of Common Stock with a market value equal to a minimum of six times the then current value of the Board's annual retainer (this would be equivalent to $150,000 based upon the current retainer of $25,000 in a deferred grant of Common Stock paid to members of the Board); for purposes of determining compliance with this requirement, shares owned outright by directors will be combined with any shares credited to their deferred stock balances.

Officers and directors have six years from the implementation of the program or from the time they join the company (whichever is later) to comply with these minimum stock ownership requirements.  In the event that an officer or director does not satisfy this requirement, the Compensation Committee may, in its discretion, take action intended to promote compliance, including the payment of cash incentives in the form of stock.  The Compensation Committee regularly monitors the progress of officers and directors toward compliance and, as of the date of this annual report, all of the directors and all but one of the officers who are subject to the minimum stock ownership requirements complied with the applicable requirements.

Consistent with the Compensation Committee's overall objective of aligning the interests of management with the interests of shareholders and providing an incentive for the enhancement of shareholder value, the Compensation Committee has made grants of restricted Common Stock to certain employees of the company, including the executive officers listed in the Summary Compensation Table. The terms of these grants require the company to achieve specific performance targets in order for the recipients to receive all of the granted shares of Common Stock. If minimum performance targets are not met, all shares related to the applicable performance period are forfeited. The Compensation Committee has the authority to make adjustments to these performance objectives if it deems such adjustments appropriate.

As a result of many factors, the company did not achieve the minimum earnings performance levels in fiscal year 2003 necessary for executives to earn the annual restricted stock and all such shares were forfeited. In total, 88,049 shares of NUI Common Stock, with a market value of $1,359,838, were forfeited by the holders of restricted stock. Of this amount, 32,979 shares of Common Stock, with a market value of $508,921, were forfeited by those officers listed in the Summary Compensation Table.  In addition, as a result of the company's financial performance in fiscal year 2003, cash incentives were awarded to three officers, which totaled $85,720. Of this amount, one officer listed in the Summary Compensation Table earned $41,800.

In November 2002, the Committee approved a one-time mid-year restricted stock grant that vested on March 31, 2003. The company did achieve the performance levels necessary for executives to earn 80 percent of this restricted stock grant. In total, 60,880 shares of NUI Common Stock, with a market value of $891,588, were awarded to the holders of restricted stock. Of this amount, 19,120 shares of Common Stock, with a market value of $280,012, were awarded to those officers listed in the Summary Compensation Table.

The Compensation Committee of the Board decided not to grant any additional restricted stock to any eligible NUI employees for vesting in the next fiscal year (2004) and only approved cash incentive plans for individual Business Units and none for Corporate.

The compensation paid to John Kean, Jr., President and Chief Executive Officer, with respect to fiscal year 2003 is set forth in the Summary Compensation Table. Mr. Kean's salary increased by 8.9 percent in fiscal year 2003 from the salary he received in fiscal 2002. As a result of the company's financial performance in fiscal year 2003, the Compensation Committee determined that no cash incentive award should be paid to Mr. Kean. On September 25, 2003, Mr. Kean's employment with the company ended. His separation agreement provide that 45,000 shares of restricted common shares related to grants dated November 1999, 2000 and 2002 are deemed vested, with a market value of $235,356. In addition, Mr. Kean did earn 8,640 shares of restricted common stock related to the one-time mid-year restricted stock grant that vested on March 31, 2003, with a market value of $126,533, for fiscal year 2003. The Compensation Committee believes that the executive compensation program is well structured and provides maximum incentive for executives to continually improve the company's financial performance, as well as to attract, retain and motivate key employees, and to enhance shareholder value.

Members of the Compensation Committee

Dr. Bernard S. Lee, Chairman
James J. Forese
J. Russell Hawkins
R. Van Whisnand
Dr. Vera King Farris

Performance Graph

The graph below reflects the performance of the company's Common Stock during the past five fiscal years and compares that performance with the performance of two broad market indices, the S&P 500 and the S&P Utilities. The chart below tracks the performance of an investment of $100 on October 1, 1998, and assumes the reinvestment of dividends.

	1998	1999	2000	2001	2002	2003

NUI	100.0	112.0	141.6	99.6	109.9	80.8
S&P	100.0	98.3	140.8	105.4	68.2	83.5
S&P 500	100.0	127.8	144.7	106.3	84.5	105.1

(i)  Employment Contracts and Termination of Employment and Change in Control Arrangements

In connection with the sale of the company, the board of directors initiated a Retention Bonus Program in order to retain key employees during and after the sale. Forty-nine employees were issued a retention incentive letter. The objectives of the plan are to provide for continuity of management during the transition period, transfer technology to the buyer, and assure continued service to the company's existing customer base. The amount of bonus to be paid is based on a ranking value related to the employees' job function to the sale, transition and on-going operations of the company. Under the plan, an employee who has received a retention incentive letter will be entitled to the full retention bonus 30 days following the closing date of the sale, or on a date before the closing date if the employee is released from his/her employment by the company.  The retention bonus is in addition to any other benefit to which an employee is entitled including the company's severance plan as of November 2003. If a person leaves the company voluntarily or is terminated for cause at any time prior to 30 days following the closing date of the sale, the employee will not receive the retention bonus.

The company is party to change in control agreements with certain officers and directors The purpose of these agreements is to provide key management personnel with certain financial protection in the event of a change in control of the company and the subsequent termination of the officer's employment. By providing this protection, the company helps to ensure that the efforts of key employees remain focused on the company's performance and the enhancement of shareholder value during rumored, potential or actual change in control situations.

A covered employee becomes entitled to the payments and benefits provided for in his or her agreement if, within 36 months after the change in control:

-       The company (or its successor) terminates the employee other than for cause or as a result of the employee's death or disability; or

-       The employee terminates his or her employment for "Good Reason" (as defined in the agreement).

Under the agreement, the payments to which a covered employee will be entitled in such a termination event vary and at the highest coverage level include a payment of three times the employee's annual base salary plus three times the highest incentive compensation award received by the employee during the preceding 36 months.

Following the termination of employment:

-       the officer will continue to participate in all employee benefit plans in which the employee was eligible to participate on the date of termination;

-       all incentive awards not yet paid will be payable; and

-       the spread between the exercise price and the higher of the highest bid price during the twelve months preceding termination or the highest price per share paid in connection with any change in control will be payable in cash in lieu of stock issuable upon the exercise of stock options.

Most change in control agreements provide that in the event that any payment or benefit received under an agreement would be an "excess parachute payment" (within the meaning of Section 280G(b)(1) of the Internal Revenue Code of 1986, as amended from time to time), then the present value of all payments to be received under the Agreement shall be reduced to an amount which maximizes payments but does not result in the payment of an excess parachute payment.

The company entered into a severance agreement with John Kean, Jr., NUI's former Chief Executive Officer and President, in connection with his resignation from the company effective September 25, 2003. In addition to those benefits he would otherwise be entitled to receive in connection with his resignation, under the severance agreement, the company agreed to pay Mr. Kean a severance payment of $1,102,500, payable in monthly installments through December 31, 2005, less applicable withholding taxes, and further agreed to permit Mr. Kean to continue to use a company car and to pay all accrued, but unused, vacation time and certain outplacement services not to exceed $20,000, and to fully vest 45,000 shares of unvested restricted stock held by Mr. Kean .

The company entered into an agreement and general release with A. Mark Abramovic, NUI's former Senior Vice President, Chief Financial Officer and Chief Operating Officer, in connection with his retirement from the company effective January 31, 2004. In addition to those benefits he would otherwise be entitled to receive in connection with his resignation, under the agreement, the company paid Mr. Abramovic a lump-sum severance payment of $1,200,000, less applicable withholding taxes, and further agreed to pay Mr. Abramovic all accrued, but unused, vacation time and for certain outplacement services not to exceed $15,000, and to fully vest 2,500 shares of unvested restricted stock held by Mr. Abramovic.

The company entered into an agreement and general release with James R. Van Horn, NUI's former Chief Administrative Officer, General Counsel and Secretary, in connection with his resignation from the company effective January 31, 2004.  In addition to those benefits he would otherwise be entitled to receive in connection with his resignation, under the agreement, the company paid Mr. Van Horn a lump-sum severance payment of $800,000, less applicable withholding taxes, and further agreed to pay Mr. Van Horn all accrued, but unused, vacation time and for certain outplacement services not to exceed $15,000, and to fully vest 875 shares of unvested restricted stock held by Mr. Van Horn.

The company entered into an agreement and general release with Robert F. Lurie, NUI's former Vice President of Corporate Development and Planning, in connection with his resignation from the company effective December 31, 2003. In addition to those benefits he would otherwise be entitled to receive in connection with his resignation, under the Agreement, the company paid Mr. Lurie a lump-sum severance payment of $132,150, less applicable withholding taxes, and further agreed to pay all accrued, but unused, vacation time and certain outplacement services not to exceed $15,000, and to fully vest 5,175 shares of unvested restricted stock held by Mr. Lurie.

The company entered into an agreement and general release with Michael J. Behan, NUI's former Vice President, New Ventures, in connection with his retirement from the company effective July 22, 2003. In addition to those benefits he would otherwise be entitled to receive in connection with his retirement, under the agreement, the company paid Mr. Behan a lump-sum severance payment of $360,000, less applicable withholding taxes, and further agreed to pay all accrued, but unused, vacation time, to reimburse certain outplacement services of $12,500, and to fully vest 6,126 shares of unvested restricted stock held by Mr. Behan.

The company entered into an agreement with Scouler Andrews effective March 1, 2003, pursuant to which Scouler Andrews agreed to provide the services of Dan Scouler as interim Chief Financial Officer of the company.  The company agreed to pay Scouler Andrews $200,000, plus reasonable and customary out-of-pocket expenses, for services rendered in March 2004 and to pay Scouler Andrews $75,000, plus reasonable and customary out-of-pocket expenses, on a monthly basis thereafter. Mr. Scouler remains employed by Scouler Andrews and does not receive any compensation directly from the company, nor is he entitled to participate in any employee benefit plans or programs, or any other bonus, incentive compensation, severance, or employee or retiree medical plans.

The company entered into an agreement with Craig G. Matthews to serve as President and Chief Executive Officer of NUI effective February 1, 2004. Mr. Matthews is to be paid an annual base salary of $550,000 with an additional lump sum payment of $550,000 following the sale of the Company provided that he continues to be employed through the sale date. Mr. Matthews is eligible to participate in employee benefits plans and programs available to NUI's Senior Executives but is not eligible for any other bonus, incentive compensation, severance, or employee or retiree medical plans.

The company entered into an employment agreement with Steven D. Overly to serve as Vice President, General Counsel and Secretary of NUI effective February 1, 2004. Mr. Overly is to be paid an annual base salary of $250,000 with an additional lump sum payment of $250,000 following the sale of the company. Mr. Overly is eligible to participate in employee benefit plans and programs available to NUI's Senior Executives and is reimbursed for his commuting expenses, but is not eligible for any other bonus, incentive compensation, severance, or employee or retiree medical plans.  Mr. Overly is entitled to six months written notice prior to termination of his employment.

Except as set forth above, the company is not party to any other employment, change in control, or termination agreements with executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 30, 2004, except as noted below, information regarding the beneficial ownership of NUI common stock, restricted stock, and stock options of (i) each director of the company, (ii) each of the company's officers named in the Summary Compensation Table (collectively, the Named Executive Officers), (iii) each person who is known to the company to own beneficially more than 5 percent of the company's common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person has the sole voting and investment power with respect to the shares indicated. The address of each of the persons listed in this table is as follows: c/o NUI Corporation, 550 Route 202-206, PO Box 760, Bedminster, New Jersey 07921-0760.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Restricted Stock (2)	Option Shares	Total Beneficial Ownership	Percent of Class*
Wellington Management Company, LLP (11) 75 State Street Boston, Massachusetts 02109	1,671,340	---	---	1,671,340	10.467%
Barclays Global Investors, NA (11) 45 Fremont Street San Francisco, California 94105	1,384,674	---	---	1,384,674	8.671%
Artisan Partners Limited Partnerships (11) 875 East Wisconsin Avenue, Suite 800 Milwaukee, Wisconsin 53202	1,053,200	---	---	1,053,200	6.596%
State Street Research & Management Company (11) One Financial Center, 31st Floor Boston, Massachusetts 02111	1,006,500	---		1,006,500	6.303%
FleetBoston Financial Corporation (11) 111 Westminster Street Providence, Rhode Island 02903	975,013	---	---	975,013	6.106%
A. Mark Abramovic (3)	17,819	2,500	2,500	20,319
Michael J. Behan (4)	4,005	6,126	---	10,131
Vera King Farris	10,706	---	2,000	12,706
James J. Forese	14,462	---	2,000	16,462
Victor A. Fortkiewicz	23,623	1,000	39,600	64,223
J. Russell Hawkins	8,503	---	2,000	10,503
John Kean (5)	371,876	---	2,000	373,876	2.329%
Robert P. Kenney	3,125	---	---	3,125
John Kean, Jr. (6)	111,070	45,000	---	156,070
Bernard S. Lee (7)	21,605	---	2,000	23,605
Robert F. Lurie (8)	9,490	7,149	---	16,639
James R. Van Horn (9)	11,048	875	---	11,923
R. Van Whisnand	17,462	---	2,000	19,462
All current directors and current executive officers as a group (10)	471,362	1,000	51,600	523,962	2.952%

*      Unless otherwise noted, the individuals listed above own less than one percent of the outstanding common stock based upon shares of common stock outstanding at April 30, 2004 of 15,968,345 shares.

(1)   This column includes common stock that has been deferred under the company's deferred compensation program. This column also includes the number of shares of common stock issuable to non-employee directors upon termination of Board service in payment for their annual Board and Committee chair retainers, as follows: James J. Forese and R. Van Whisnand, 14,312 shares each; Bernard S. Lee, 12,231 shares; Vera King Farris, 10,165 shares; J. Russell Hawkins, 6,084 shares; and all directors as a group, 57,103 shares.

(2)   This column represents restricted stock held by executive officers over which the officers have voting power, but no investment power. The total number of shares for all directors and officers as a group is.

(3)   Mr. Abramovic's holdings are as of January 30, 2004.

(4)   Mr. Behan's holdings are as of July 31, 2003.

(5)   Includes 128,466 shares over which John Kean has shared voting and investment power as a co-trustee under various trusts for the benefit of members of the Kean family and 500 shares by Mr. Kean's wife.

(6)   Mr. John Kean, Jr.'s holdings are as of September 30, 2003.

(7)   Includes 1,000 shares held by Dr. Lee's wife.

(8)   Mr. Lurie's holdings are as of March 31, 2003.

(9)   Mr. Van Horn's holdings are as of January 30, 2004.

(10)Reflects shares owned by directors, nominees and current executive officers. Since Mr. Abramovic, Mr. Behan, Mr. Kean, Jr., Mr. Lurie and Mr. Van Horn ceased to be executive officers of the company on March 31, 2004, their share ownership is not included in these totals.

(11)Holdings based on December 31, 2003 filings with the SEC on Schedule 13D.

(b)           Equity Compensation Plan Information

The following table provides information as of April 30, 2004, with respect to shares of NUI common stock that may be issued under the company's existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options (3)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	94,200	$22.12	1,544,773 (2)
Equity compensation plans not approved by security holders (2)	---	---	---
Total	94,200	$22.12	1,544,773

(1)   Consists of the NUI Corporation Stock Option, Stock Award and Incentive Plan; the Director Stock Purchase Plan; and the Employee Plan. Participation in the Employee Plan by executive officers and the Director Stock Purchase Plan by directors is on a voluntary basis. Accordingly, future participation cannot be determined. During fiscal year 2003, the following shares were purchased under the Employee Plan and Director Stock Purchase Plan: Executive Officers, 4,418 shares; all non-Executive Directors, 750 shares; and all other employees, 58,491 shares.

(2)   Securities remaining available include (i) 1,332,577 from the Incentive Plan; (ii) 40,918 shares from the Director Stock Purchase Plan and (iii) 171,278 shares from the Employee Plan.

(3)   Since the purchase price of shares under the Employee Plan and the Director Stock Purchase Plan is unknown, it has been excluded from the weighted average computation.

Item 13.  Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

There are companies and firms with which certain directors and executive officers are, or during fiscal 2003 were, affiliated as an officer and/or director that had transactions in the ordinary course of business with the company during fiscal year 2003 and similar transactions are expected to occur in the future. The companies or firms involved in these transactions and the related directors and officers are:  National Fuel Gas Supply Corporation (Bernard S. Lee); FTI Consultants and Scouler Andrews (Dan Scouler); and Enjay Realty, LLC (John Kean).  Except as discussed in the following paragraphs, none of these directors and officers had a direct or indirect material interest in any such transactions in which the amount involved exceeded $60,000.

The company is party to two gas transportation agreements with National Fuel Gas Supply Corporation (NFGSC). The agreements are under rate Schedule FT dated October 27, 1995 and rate Schedule EFT dated August 1, 1993.  Bernard S. Lee is a director of NFGSC.  In fiscal 2003, the company paid $1,662,192 to NFGSC under these agreements.

In October 2003, NUI engaged FTI Consultants, a consulting firm that provides interim management services, to manage its financial operations and develop new liquidity forecasts.  Mr. Scouler, a Managing Director of FTI Consultants, became the company's interim Chief Financial Officer.  NUI paid $507,318, inclusive of expenses, to FTI Consultants during the first fiscal quarter of 2004.  In addition, on March 1, 2004, NUI engaged Scouler Andrews, a firm created by Mr. Scouler, to provide interim management and related services.  Scouler Andrews continues to provide the services of Mr. Scouler as interim Chief Financial Officer.  Through the second fiscal quarter of 2004, Scouler Andrews has been paid $200,000. For a discussion of the terms of this agreement, please see Item 11. Executive Compensation-Employment Contracts and Termination of Employment and Change of Control Arrangements.

The company is party to a lease agreement with Liberty Hall Joint Venture for the occupancy of a 200,000 square foot office building in Union, New Jersey. The joint Venture participants are Cali Liberty Hall Associates (a New Jersey partnership) and Enjay Realty, LLC (Enjay). John Kean, retired Chairman of the Board and current Board member, is the majority owner of Enjay. All negotiations relative to the lease were conducted between the company and Cali Liberty Hall Associates. In accordance with the lease, the annual base rent was approximately $3.2 million for each of the fiscal years ended September 30, 2003 and 2002. The lease provides for annual base rents of approximately $3.2 million from 2004 and 2005, $3.4 million from 2006 through 2010, $3.6 million from 2011 through 2015, $3.9 million from 2016 through 2020, and $4.2 million from 2021 through 2022.

(b)  Certain Business Relationships

John Kean is the father of John Kean, Jr.

Item 14.  Principal Accounting Fees and Services

(a)  Fees

The accounting firm of PricewaterhouseCoopers LLP (PwC) has been selected by the Audit Committee of the Board of Directors to serve as independent public accountants for the company and its subsidiaries for the fiscal year ending September 30, 2004. PwC was first selected to serve as independent accountants on June 20, 2002, following the termination of Arthur Andersen LLP as the company's independent accountants.

During the company's two most recent fiscal years through the date of PwC's appointment as independent accountants, neither the company nor anyone acting on its behalf consulted with PwC with respect to the application of accounting principles to a specific transaction, either proposed or contemplated, or the type of audit opinion that might be rendered on the company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(ii) of Regulation S-K.

The following are the fees paid by the company for the audit and other services provided by PwC for fiscal years 2003 and 2002. The fees set forth for fiscal year 2002 below include PwC relating to a re-audit of the company's financial statements for fiscal years 2000 and 2001.

Audit Fees. Total fees paid for audit services rendered by PwC during 2003 and 2002 were $891,660 and $995,000, respectively. The audit services for 2002 included the audit of the consolidated financial statements of the company and quarterly reviews of its financial statements for fiscal years 2002, 2001, and 2000.

Audit-Related Fees. Total fees paid to PwC for audit-related services rendered during 2003 and 2002 were $215,300 and $54,500, respectively, related primarily to benefit plans, statutory audits and services related to filings made with the SEC.

Tax Fees. Total fees paid to PwC for tax services during 2003 and 2002 were $154,477 and $29,806, respectively, primarily related to domestic tax consultation.

All Other Fees. Total fees paid to PwC for all other services rendered during 2003 and 2002 were $4,900 and $2,607,730, respectively, primarily related to PwC Consulting, an affiliate of PwC, which was sold to a third party effective September 30, 2002, which had provided consulting services during fiscal year 2002, a substantial portion was incurred prior to the appointment of PwC on June 20, 2002.

(b)  Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the audit committee of the company's board of directors, the company's principal independent accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the company's principal independent accountant be engaged to provide any other non-audit service unless it is determined that the engagement of the principal independent accountant provides a business benefit resulting from its inherent knowledge of the company while not impairing its independence. The audit committee or its chairman must pre-approve the engagement of the company's principal independent accountant to provide both audit and permissible non-audit services.  If the chairman pre-approves any engagement, he is to make a report to the full audit committee at its next meeting. 100 percent of all services provided by the company's principal independent accountant in 2003 were pre-approved by the audit committee or its chairman.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)           (1) Consolidated financial statements of the company as of September 30, 2003 and 2002 and for each of the three years in the period ended September 30, 2003 and the auditors' report thereon, and the unaudited quarterly financial data for the two-year period ended September 30, 2003 are included herewith as indicated on the "Index to Financial Statements and Schedule" on page F-1.

(2). Schedule II-Valuation and Qualifying Account for each of the three years in the period ended September 30, 2003. All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(3) Exhibits:

Exhibit No.	Description	Reference
2(v)	Amendment and Restated Agreement and Plan of Reorganization by and among NUI Corporation, VCC Acquisition, Inc. and Virginia Gas Company, dated as of March 28, 2001	Incorporated by reference to Exhibit 2(v) of NUI's Form 10-K Report for Fiscal Year 2001
2(vi)	Asset Purchase Agreement and Plan of Reorganization by and among NUI Corporation, NUI Telecom, Inc., Norcom Acquisition, LLC, Norcom Inc. and Shareholders of Norcom, Inc. dated as of March 1, 2002	Incorporated by reference to Exhibit 2(vi) of NUI's Form 10-K Report for Fiscal Year 2002
3(i)	Certificate of Incorporation, Amended and Restated as of March 1, 2001; Certificate of Amendment of Restated Certificate of Incorporation as of March 2, 2001	Incorporated by reference to Exhibit 3(i) of NUI's Form 10-Q Report for the quarter ended December 31, 2001
3(ii)	By-Laws, amended and restated as of March 2, 2001	Incorporated by reference to Exhibit 3(ii) of NUI's Form 10-K Report for Fiscal Year 2001
4(i)	Rights Agreement between NUI Corporation and Mellon Securities Trust Company dated November 28, 1995	Incorporated by reference to Exhibit 10.1 of NUI's Form 8-K filed December 1, 1995
4(ii)	First Amendment dated as of February 26, 2001 to Rights Agreement between NUI Corporation and Mellon Securities Trust Company dated as of November 28, 1995	Incorporated by reference to Exhibit 4 to NUI's Form 8-K filed March 2, 2001
4(iii)	Rights Agreement between NUI Corporation and American Stock Transfer & Trust Company, dated as of March 2, 2001	Incorporated by reference to Exhibit 10.1 to NUI's Form 8-A dated March 2, 2001 filed March 6, 2001.
10(i)	Service Agreement by and between Transcontinental Gas Pipe Line Corporation and Elizabethtown Gas Company ("EGC"), dated February 1, 1992 system contract (#0.3686)	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-50651
10(ii)	Service Agreement under Rate Schedule GSS by and between Transcontinental Gas Pipe Line Corporation and EGC, dated July 1, 1996	Incorporated by reference to Exhibit 10(ii) of NUI's Form 10-K Report for Fiscal Year 1997
10(iii)	Amendment dated May 15, 1996 to Service Agreement under Rate Schedule LG-A by and between Transcontinental Gas Pipe Line Corporation and EGC, dated January 12, 1971	Incorporated by reference to Exhibit 10(iii) of NUI's Form 10-K Report for Fiscal Year 1999
10(iv)	Service Agreement by and between Transcontinental Gas Pipe Line Corporation and EGC, dated November 1, 1995 (Contract #1.1997)	Incorporated by reference to Exhibit 10(iv) of NUI's Form 10-K Report for Fiscal Year 1996
10(v)	Service Agreement by and between Transcontinental Gas Pipe Line Corporation and EGC, dated November 1, 1995 (Contract #1.1995)	Incorporated by reference to Exhibit 10(vi) of NUI's Form 10-K Report for Fiscal Year 1996
10(vi)	Firm Gas Transportation Agreement by and among Transcontinental Gas Pipe Line Corporation, EGC and National Fuel Gas Supply Corporation, dated November 1, 1984 (Contract #0.0995)	Incorporated by reference to Exhibit 10(vi) to Registration Statement No. 33-50651
10(vii)	Service Agreement by and among Transcontinental Gas Pipe Line Corporation and EGC, dated November 1, 1995 (Contract #1.1998)	Incorporated by reference to Exhibit 10(vii) of NUI's Form 10-K Report for Fiscal Year 1996
10(viii)	Service Agreement under Rate Schedule FTS-7 by and between Texas Eastern Transmission Corporation and EGC, dated October 25, 1994 (Contract #331720)	Incorporated by reference to Exhibit 10(ix) to NUI's Form 10-K Report for Fiscal Year 1994
10(ix)	Service Agreement for Rate Schedule FTS-5 by and between Texas Eastern Transmission Corporation and EGC, dated March 18, 1996 (Contract #331501)	Incorporated by reference to Exhibit 10(x) of NUI's Form 10-K Report for Fiscal Year 1997
10(x)	Service Agreement under Rate Schedule FTS-8 by and between Texas Eastern Transmission Corporation and EGC, dated June 28, 1994 (Contract #331013)	Incorporated by reference to Exhibit 10(xi) to NUI's Form 10-K Report for Fiscal Year 1994
10(xi)	Firm Transportation Service Agreement under FTS-2 Rate Schedule by and between City Gas Company of Florida and Florida Gas Transmission Company, dated August 12, 1993 (Contract #5364)	Incorporated by reference to Exhibit 10(xii) of NUI's Form 10-K Report for Fiscal Year 1997
10(xii)	Service Agreement under NTS Rate Schedule by and between Columbia Gas Transmission Corporation and EGC, dated November 1, 1993 (Contract #39275)	Incorporated by reference to Exhibit 10(xiv) to NUI's Form 10-K Report for Fiscal Year 1993
10(xiii)	Service Agreement under SST Rate Schedule by and between Columbia Gas Transmission Corporation and EGC, dated November 1, 1993 (Contract #38045)	Incorporated by reference to Exhibit 10(xv) to NUI's Form 10-K Report for Fiscal Year 1993
10(xiv)	Service Agreement under FTS Rate Schedule by and between Columbia Gas Transmission Corporation and EGC, dated November 1, 1993 (Contract #37882)	Incorporated by reference to Exhibit 10(xvi) to NUI's Form 10-K Report for Fiscal Year 1993
10(xv)	Gas Transportation Agreement under FT-G Rate Schedule by and between Tennessee Gas Pipeline Company and EGC (Contract #597), dated September 1, 1993	Incorporated by reference to Exhibit 10(xvii) to NUI's Form 10-K Report for Fiscal Year 1993
10(xvi)	Gas Transportation Agreement under FT-G Rate Schedule by and between Tennessee Gas Pipeline Company and EGC (Contract #603), dated September 1, 1993	Incorporated by reference to Exhibit 10(xviii) to NUI's Form 10-K Report for Fiscal Year 1993
10(xvii)	Service Agreement by and between Transcontinental Gas Pipe Line Company and EGC, dated November 1, 1995 (Contract #3832)	Incorporated by reference to Exhibit 10(xix) of NUI's Form 10-K Report for Fiscal Year 1996
10(xviii)	Firm Transportation Service Agreement under FTS-1 Rate Schedule by and between City Gas and Florida Gas Transmission dated October 1, 1993 (Contract # 5034)	Incorporated by reference to Exhibit 10(xx) of NUI's Form 10-K for Fiscal Year 1993
10(xix)	Firm Transportation Service Agreement under FTS-1 Rate Schedule by and between City Gas and Florida Gas Transmission dated October 1, 1993 (Contract #5034) as amended July 26, 2000	Incorporated by reference to Exhibit 10(xx) of NUI's Form 10-K Report for Fiscal Year 2000
10(xx)	Amended and Restated Lease Agreement between NUI Corporation and Liberty Hall Joint Venture, dated April 28, 2000	Incorporated by reference to Exhibit 10(xxi) of NUI's Form 10-K Report for Fiscal Year 2000
10(xxi)	1988 Stock Plan	Incorporated by reference to Exhibit 10(viii) to Registration Statement on Form S-4 No. 33-21525 dated April 28, 1988
10(xxii)	First Amendment to 1988 Stock Plan	Incorporated by reference to Exhibit 10(xxxiii) to Registration Statement on Form S-2 No. 33-46162 dated March 11, 1992
10(xxiii)	Form of Termination of Employment and Change in Control Agreements	Incorporated by reference to Exhibit 10(xxiii) of NUI's Form 10-K Report for Fiscal Year 1995
10(xxiv)	Firm Transportation Service Agreement under FTS-2 Rate Schedule by and between City Gas and Florida Gas Transmission, dated December 12, 1991 and Amendment dated November 12, 1993 (Contract #3608)	Incorporated by reference to Exhibit 10(xxiv) of NUI's Form 10-K Report for Fiscal Year 1994
10(xxv)	1996 Employee Stock Purchase Plan, as amended	Incorporated by reference to Exhibit 4 of Registration Statement on Form S-8 No. 333-49349 dated April 3, 1998
10(xxvi)	1996 Directors Stock Purchase Plan	Incorporated by reference to Exhibit 10(xxix) of NUI's Form 10-K Report for Fiscal Year 1996
10(xxvii)	Service Agreement for Rate Schedule CDS by and between Texas Eastern Transmission Corporation and EGC, dated June 1, 1993 (Contract #800217)	Incorporated by reference to Exhibit 10(xxxvi) of NUI's Form 10-K Report for Fiscal Year 2000
10(xxviii)	Service Agreement for Rate Schedule FT by and between Transcontinental Gas Pipe Line Corporation and EGC (Contract #1.0431) dated April 1, 1995	Incorporated by reference to Exhibit 10(xxxvi) of NUI's Form 10-K Report for Fiscal Year 1995
10(xxix)	Service Agreement for Rate Schedule FT by andbetween Transcontinental Gas Pipe Line Corporation and EGC (Contract #1.0445) dated April 1, 1995	Incorporated by reference to Exhibit 10(xxxvii) of NUI's Form 10-K Report for Fiscal Year 1995
10(xxx)	Service Agreement for Rate Schedule SS-1 by and between Texas Eastern Transmission Corporation and EGC (Contract (#400196) dated September 23, 1994	Incorporated by reference to Exhibit 10(xxxviii) of NUI's Form 10-K Report for Fiscal Year 1995
10(xxxi)	Gas Storage Agreement under Rate Schedule FS by and between Tennessee Gas Pipeline Company and EGC (Contract #8703) dated November 1, 1994	Incorporated by reference to Exhibit 10(xxxix) of NUI's Form 10-K Report for Fiscal Year 1995
10(xxxii)	Consulting Agreement, dated as of March 24, 1995, between NUI Corporation and John Kean	Incorporated by reference to Exhibit 10(xl) of NUI's Form 10-K Report for Fiscal Year 1995
10(xxxiii)	Form of Deferred Compensation Agreement	Incorporated by reference to Exhibit 10(xli) of NUI's Form 10-K Report for Fiscal Year 1999
10(xxxiv)	1996 Stock Option and Stock Award Plan, as amended and restated as of November 26, 2001	Incorporated by reference to Exhibit 10(xliii) of NUI's Form 10-K Report for Fiscal Year 2001
10(xxxv)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010003)	Incorporated by reference to Exhibit 10(xliii) of NUI's Form 10-K Report for Fiscal Year 1997
10(xxxvi)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010011)	Incorporated by reference to Exhibit 10(xliv) of NUI's Form 10-K Report for Fiscal Year 1997
10(xxxvii)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010012)	Incorporated by reference to Exhibit 10(xlv) of NUI's Form 10-K Report for Fiscal Year 1997
10(xxxviii)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #010013)	Incorporated by reference to Exhibit 10(xlvi) of NUI's Form 10-K Report for Fiscal Year 1997
10(xxxix)	Service Agreement under Rate Schedule ST by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #020003)	Incorporated by reference to Exhibit 10(xlvii) of NUI's Form 10-K Report for Fiscal Year 1997
10(xl)	Service Agreement under Rate Schedule ST by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1997 (Contract #020005)	Incorporated by reference to Exhibit 10(xlviii) of NUI's Form 10-K Report for Fiscal Year 1997
10(xli)	Service Agreement under Rate Schedule FT by and between Elkton Gas and Eastern Shore Natural Gas Company, dated as of November 1, 1998 (Contract #010032)	Incorporated by reference to Exhibit 10(xlix) of NUI's Form 10-K Report for Fiscal Year 1999
10(xlii)	Agreement between T.I.C. Enterprises, L.L.C and United States Postal Service	Incorporated by reference to Exhibit 10.1 of NUI's Form 8-K filed 12/15/99.
10(xliii)	Service Agreement under Rate Schedule LNG by and between Transcontinental Gas Pipe Line Corporation and NUI Corporation dated as of October 25, 1999 (Contract #3.2339)	Incorporated by reference to Exhibit 10(lii) of NUI's Form 10-K Report for Fiscal Year 2000
10(xliv)	Gas Transportation Agreement under Rate Schedule FT-A by and between Tennessee Gas Pipeline Company and NUI Corporation, dated as of October 17, 1999 (Contract #31117)	Incorporated by reference to Exhibit 10(liii) of NUI's Form 10-K Report for Fiscal Year 2000
10(xlv)	Asset Sale Agreement between NUI Corporation and C&T Enterprises, Inc., dated as of October 4, 2000	Incorporated by reference to Exhibit 10(liv) of NUI's Form 10-K Report for Fiscal Year 2000
10(xlvi)	Service Agreement under Rate Schedule FT by and between NUI Corporation and Eastern Shore Natural Gas Company, dated as of May 1, 2001 (Contract #010041)	Incorporated by reference to Exhibit 10(lv) of NUI's Form 10-K Report for Fiscal Year 2001
10(xlvii)	Service Agreement for Rate Schedule FT-1 by and between Texas Eastern Transmission LP and NUI Utilities, Inc. (Contract (#910333) dated March 27, 2002	Incorporated by reference to Exhibit 10(lvii) of NUI's Form 10-K Report for Fiscal Year 2002
10(xlviii)

Note Purchase Agreement, dated August 20, 2001, for the issuance of $60 million of Senior Notes at interest rates ranging between 6.60 percent and 7.29 percent, with maturities from August 20, 2006 through    August 20, 2011

Incorporated by reference to Exhibit 10.1 of NUI's Form 10-Q Report for the quarter ended 12/31/02
10(xlix)	Credit Agreement dated as of February 12, 2003, by and among NUI Corporation and Fleet National Bank, Citizens Bank of Massachusetts, CIBC, Inc., PNC Bank, NA, and Mellon Bank, NA	Incorporated by reference to Exhibit 10.1 of NUI's Form 10-Q Report for the quarter ended 3/31/03
10(l)	Credit Agreement dated as of February 12, 2003, by and among NUI Utilities, Inc. and Fleet National Bank, Citizens Bank of Massachusetts, CIBC, Inc., PNC Bank, NA, and Mellon Bank, NA	Incorporated by reference to Exhibit 10.2 of NUI's Form 10-Q Report for the quarter ended 3/31/03
10(li)	Credit Agreement dated as of February 12, 2003, by and among NUI Utilities, Inc. and Fleet National Bank and Fleet Securities	Incorporated by reference to Exhibit 10.3 of NUI's Form 10-Q Report for the quarter ended 3/31/03
10(lii)

First amendment dated as of March 31, 2003, to the Credit Agreement dated as of February 12, 2003, by and among NUI Corporation and Fleet National Bank, Citizens Bank of Massachusetts, CIBC, Inc., PNC Bank, NA, and Mellon Bank, NA

Incorporated by reference to Exhibit 10.4 of NUI's Form 10-Q Report for the quarter ended 3/31/03
10(liii)

Inter-creditor Agreement dated as of April 1, 2003, among Fleet National Bank, Citizens Bank of Massachusetts, CIBC, Inc., PNC Bank, NA, and Mellon Bank, NA and AIG Life Insurance Company, Sunamerica Life Insurance Company, United of Omaha Life Insurance Company, Pacific Life and Annuity Company and Nationwide Life Insurance Company of America (formerly Provident Mutual Life Insurance Company) filed pursuant to the Note Purchase Agreement dated as of August 20, 2001, between NUI Corporation and AIG Life Insurance Company, Sunamerica Life Insurance Company, United of Omaha Life Insurance Company, Pacific Life and Annuity Company and Mutual Life Insurance Company

Incorporated by reference to Exhibit 10.5 of NUI's Form 10-Q Report for the quarter ended 3/31/03
10(liv)

First Amendment and Waiver dated as of February 20, 2003, to the Note Purchase Agreement dated August 20, 2001, between NUI Corporation and AIG Life Insurance Company, Sunamerica Life Insurance Company, United of Omaha Life Insurance Company, Pacific Life and Annuity Company and Mutual Life Insurance Company

Incorporated by reference to Exhibit 10.6 of NUI's Form 10-Q Report for the quarter ended 3/31/03
10(lv)

Second Amendment dated April 1, 2003, to the Note Purchase Agreement dated August 20, 2001, between NUI Corporation and AIG Life Insurance Company, Sunamerica Life Insurance Company, United of Omaha Life Insurance Company, Pacific Life and Annuity Company and Mutual Life Insurance Company.

Incorporated by reference to Exhibit 10.7 of NUI's Form 10-Q Report for the quarter ended 3/31/03
10(lvi)

First Amendment, dated as of August 11, 2003, to Credit Agreement dated as of February 12, 2003, by and among NUI Utilities, Inc., and the Lenders from time to time and parties thereto (the Lenders), Fleet National Bank, as Agent for the Lenders, Citizens Bank of Massachusetts, CIBC, Inc. as Co-Syndication Agents, and PBC Bank, NA, as Documentation Agent

Incorporated by reference to Exhibit 10 of NUI's Form 10-Q Report for the quarter ended 6/30/03
10(lvii)	Revolving Credit Agreement dated as of October 10, 2003 among NUI Utilities, Inc. and Drawbridge Special Opportunities Fund, LP	Incorporated by reference to Exhibit 99.2 to NUI's 8-K filed 10/14/03
10(lviii)	Credit Agreement dated as of November 24, 2003 by and among NUI Corporation and Credit Suisse First Boston	Incorporated by reference to Exhibit 99.1 to NUI's 8-K filed 11/26/03
10(lix)	Credit Agreement dated as of November 24, 2003 by and among NUI Utilities, Inc. and Credit Suisse First Boston	Incorporated by reference to Exhibit 99.2 to NUI's 8-K filed 11/26/03
10(lx)	Letter Agreement between Steven D. Overly and NUI Corporation dated as of January 27, 2004	Filed herewith
10(lxi)	Letter Agreement between Craig Matthews and NUI Corporation dated as of January 27, 2004	Filed herewith
10(lxii)	Agreement between Scouler Andrews International, LLC and NUI Corporation dated as of March 1, 2004	Filed herewith
10(lxiii)

Gas Supply Asset Assignment and Agency Agreement between NUI Utilities, Inc. and Cinergy Marketing & Trading, LP dated as of April 7, 2004 (portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

Filed herewith
10(lxiv)

Gas Supply Agreement between NUI Utilities, Inc. and Cinergy Marketing & Trading, LP dated as of April 7, 2004 (portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

Filed herewith
10(lxv)

Amendment No. 2 to Credit Agreement, dated as of May 10, 2004, among NUI Corporation, the lenders party thereto from time to time and Credit Suisse First Boston, acting through its Cayman Island Branch, as administrative agent.

Filed herewith
10(lxvi)

Amendment No. 2  to Credit Agreement, dated as of May 10, 2004, among NUI Utilities, Inc., the lenders party thereto from time to time and Credit Suisse First Boston, acting through its Cayman Island Branch, as administrative agent.

Filed herewith
10(lxvii)	Severance Agreement between John Kean, Jr. and NUI Corporation dated as of September 25, 2003.	Filed herewith.
10(lxviii)	Agreement and General Release between A. Mark Abramovic and NUI Corporation dated as of January 27, 2004.	Filed herewith.
10(lxix)	Agreement and General Release between James R. Van Horn and NUI Corporation dated as of January 27, 2004.	Filed herewith.
10(lxx)	Agreement and General Release between Michael J. Behan and NUI Corporation dated as of October 1, 2003.	Filed herewith.
10(lxxi)	Agreement and Release between Robert F. Lurie and NUI Corporation dated as of May 23, 2003.	Filed herewith.
10(lxxii)	Stipulation and Agreement by and among NUI Corporation, NUI Utilities, Inc., Elizabethtown Gas Company and the Board of New Jersey Public Utilities dated April 13, 2004	Incorporated by reference to Exhibit 99.2 to NUI's 8-K filed 4/13/04
12	Consolidated Ratio of Earnings to Fixed Charges	Filed herewith
14	NUI Corporation Code of Ethics	Filed herewith
21	Subsidiaries of NUI Corporation	Filed herewith
23	Consent of Independent Accountants	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

Exhibits listed above which have heretofore been filed with the SEC pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference and made a part hereof with the same effect as if filed herewith.

The company is a party to various agreements with respect to long-term indebtedness to which the total amount of indebtedness authorized under each agreement, respectively, does not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the SEC copies of such agreements upon request.

(b)  Reports on Form 8-K:

(1)           On July 22, 2003, the company filed a Current Report on Form 8-K dated July 22, 2003, under Item 5, announcing the retirement of Michael J. Behan, Vice President, New Ventures, effective July 23, 2003.

(2)           On July 31, 2003, the company furnished a Current Report on Form 8-K dated July 31, 2003, under Items 7 and 12, announcing results of operations for the period ending June 30, 2003.

(3)           On September 26, 2003, the company filed a Current Report on Form 8-K dated September 26, 2003, under Items 5 and 7, announcing the company's Board of Directors had decided to pursue a sale of the company and the resignation of John Kean, Jr., President and Chief Executive Officer, effective as of that date.

(4)           On October 14, 2003, the company filed a Current Report on Form 8-K dated October 14, 2003, under Items 5 and 9, announcing that the company had entered into a revolving credit agreement, and providing a copy of such agreement as an exhibit.

(5)           On November 13, 2003, the company furnished a Current Report on Form 8-K dated November 13, 2003, under Items 9 and 12, announcing results of operations for the fiscal year ending September 30, 2003.

(6)           On November 17, 2003, the company furnished a Current Report on Form 8-K dated November 12, 2003, under Items 9 and 12, furnishing a transcript of a conference call, which included a discussion of earnings guidance for the fiscal year ended September 30, 2003.

(7)           On November 19, 2003, the company furnished a Current Report on Form 8-K dated November 19, 2003, under Item 9, disclosing an investigation of certain transactions of one of its subsidiaries.

(8)           On November 24, 2003, the company filed a Current Report on Form 8-K dated November 24, 2003, under Item 5, announcing that the company and its NUI Utilities, Inc. subsidiary had entered into new credit agreements aggregating $405 million.

(9)           On November 26, 2003, the company filed a Current Report on Form 8-K dated November 24, 2003, under Items 5 and 7, disclosing the terms of the credit agreements the company and its NUI Utilities, Inc. subsidiary had entered into with Credit Suisse First Boston aggregating $405 million and providing copies of the agreements as an exhibit.

(10)         On January 29, 2004, the company filed a Current Report on Form 8-K dated January 28, 2004, under Items 7 and 9, furnishing a press release announcing the company had elected Craig G. Matthews as President and Chief Executive Officer, and Steven D. Overly as Secretary and General Counsel.

(11)         On February 10, 2004, the company filed a Current Report on Form 8-K dated February 10, 2004, under Items 7 and 9, furnishing a press release announcing that company would file its quarterly report on Form 10-Q late, its earnings for the first quarter of fiscal 2004, the receipt of the company and NUI Utilities, Inc. from their bank lenders of an extension for the delivery of the company's financial reports, and settlement negotiations with the New Jersey Board of Public Utilities regarding the focused audit of the company, NUI Utilities and Elizabethtown Gas.

(12)              On April 16, 2004, the company filed a Current Report on form 8-K dated April 16, 2004, under Items 5 and 7, announcing a settlement with the New Jersey Board of Public utilities regarding all issues related to the focused audit of the company, NUI Utilities, Inc. and Elizabethtown Gas.  In addition, the company announced that the NJBPU has approved NUI Utilities' selection of Cinergy Marketing & Trading, LP to procure all of NUI Utilities' gas requirements from April 1, 2004 through March 31, 2005.

 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Consolidated Financial Statements of NUI Corporation and Subsidiaries:

                Report of Independent Auditors.......................................................................... F-2

                Item 15(a)(1): Consolidated Financial Statements as of
                September 30, 2003 and 2002 and for each
                of the Three Years in the Period
                Ended September 30, 2003................................................................................ F-3

                Unaudited Quarterly Financial Data for
                the Two-Year Period Ended September 30, 2003
                (Note 25 of the Notes to the Company's Consolidated
                Financial Statements)............................................          .................................. F-41

Financial Statement Schedule of NUI Corporation and Subsidiaries:

                Item 15(a)(2): Schedule II -Valuation and Qualifying Accounts
                for each of the Three Years in the
                Period Ended September 30, 2003................................................................... F-42

All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of NUI Corporation:

In our opinion, the consolidated financial statements referred to in Item 15(a)(1) present fairly, in all material respects, the financial position of NUI Corporation and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule referred to in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company has significant liquidity events occurring after September 30, 2004.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for non-derivative energy-related contracts as of January 1, 2003 and changed its method of accounting for goodwill as of October 1, 2001.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
May 11, 2004

NUI Corporation and Subsidiaries Consolidated Statements of Income (Dollars in thousands, except per share amounts)
	Years Ended September 30,
	2003	2002	2001
Operating Margins
Operating revenues	$652,377	$519,872	$646,006
Less-Purchased gas and fuel	403,571	299,593	422,516
Cost of sales and services	12,942	10,831	10,624
Energy taxes	12,914	10,719	12,918
	222,950	198,729	199,948

Other Operating Expenses
Operations and maintenance	139,780	108,792	99,203
Depreciation and amortization	34,659	32,282	27,223
Regulatory settlement costs	30,000	---	---
Restructuring and other non-recurring items	---	1,203	---
Taxes, other than income taxes	7,483	8,079	7,177
	211,922	150,356	133,603

Operating Income	11,028	48,373	66,345

Other Income and Expense, Net
Equity in earnings of Saltville Gas Storage Company, LLC	135	---	---
Other	646	288	1,467
	781	288	1,467

Income from Continuing Operations before Interest and Taxes	11,809	48,661	67,812

Interest expense	27,467	26,965	26,638
Other interest	(5,373)	(5,587)	(4,402)
	22,094	21,378	22,236

Income (Loss) from Continuing Operations before Income Taxes	(10,285)	27,283	45,576

Income taxes	1,032	11,232	18,122

Income (Loss) from Continuing Operations before Effect of Change in Accounting	(11,317)	16,051	27,454

Discontinued Operations
Loss from discontinued operations	(32,355)	(22,244)	(17,278)
Income tax benefit	(4,393)	(7,947)	(6,137)
Loss from Discontinued Operations	(27,962)	(14,297)	(11,141)

Income (Loss) before Effect of Change in Accounting	(39,279)	1,754	16,313

Effect of change in accounting (net of tax benefits of $4,079 in 2003 and $9,500 in 2002)	(5,870)	(17,642)	---

Net Income (Loss)	$(45,149)	$(15,888)	$16,313

Basic and Diluted Income (Loss) from Continuing Operations Per Share of Common Stock	$ (0.71)	$ 1.08	$ 2.05

Basic and Diluted Net Income (Loss) Per Share of Common Stock	$ (2.82)	$ (1.06)	$ 1.22

Dividends Per Share of Common Stock	$ 0.98	$ 0.98	$ 0.98

Weighted Average Number of Shares of Common Stock Outstanding	16,035,441	14,937,755	13,355,573

See the notes to the consolidated financial statements.
NUI Corporation and Subsidiaries Consolidated Balance Sheets (Dollars in thousands)
	September 30,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$25,209	$4,247
Accounts receivable (less allowance for doubtful accounts of $7,304 in 2003 and $4,267 in 2002)	55,575	74,833
Fuel inventories, at average cost	63,852	37,390
Unrecovered purchased gas costs	25,398	26,756
Derivative assets	8,059	22,540
Federal income tax receivable	3,333	5,509
Assets held for sale	7,976	11,373
Prepayments and other	31,120	33,658
	220,522	216,306

Property, Plant and Equipment
Property, plant, and equipment, at original cost	954,446	943,084
Accumulated depreciation and amortization	(323,370)	(303,710)
Unamortized plant acquisition adjustments, net	13,372	14,484
Assets held for sale	147	14,932
	644,595	668,790

Funds for Construction Held by Trustee	2,058	3,884
Investment in Saltville Gas Storage Company, LLC	16,456	---
Other Investments	210	117

Other Assets
Regulatory assets	57,040	75,846
Notes receivable from Saltville Gas Storage Company, LLC	17,575	---
Other receivable from Saltville Gas Storage Company, LLC	8,010	---
Long-term portion of derivative assets	5,133	7,901
Goodwill, net of accumulated amortization	8,056	19,126
Assets held for sale	1,002	979
Other assets	40,106	46,033
	136,922	149,885

	$1,020,763	$1,038,982

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$164,100	$128,690
Notes payable	1,400	3,000
Current portion of long-term debt and capital lease obligations	2,167	2,351
Accounts payable, customer deposits and accrued liabilities	125,353	121,436
Derivative liabilities	---	852
Liabilities held for sale	3,150	4,605
Federal income and other taxes	5,166	7,912
Current portion of deferred Federal income taxes	6,705	16,428
	308,041	285,274
Other Liabilities
Capital lease obligations	9,798	10,743
Deferred Federal income taxes	61,608	63,149
Liabilities held for sale	19	436
Unamortized investment tax credits	3,375	3,948
Environmental remediation reserve	33,941	33,852
Regulatory and other liabilities	64,813	44,311
	173,554	156,439
Capitalization (See accompanying statements)
Common shareholders' equity	230,115	288,252
Long-term debt	309,053	309,017
	539,168	597,269

	$1,020,763	$1,038,982

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)

	Years Ended September 30,
	2003	2002	2001

Operating Activities
Net income (loss)	$(45,149)	$(15,888)	$16,313
Less: Loss from discontinued operations, net of tax	(27,962)	(14,297)	(11,141)
Non-cash adjustment to implement new accounting standard, net of tax	(5,870)	(17,642)	---
Net income (loss) from continuing operations	(11,317)	16,051	27,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,659	32,282	27,223
Regulatory settlement costs	30,000	---	---
Deferred Federal income taxes	(7,185)	(7,421)	24,456
Amortization of deferred investment tax credits	(490)	(439)	(438)
Derivative assets and liabilities	6,265	(3,821)	(12,715)
Regulatory assets and liabilities	22,825	5,455	5,619
Other	1,490	3,651	8,704
Effects of changes in:
Accounts receivable, net	19,259	5,409	21,684
Fuel inventories	(26,462)	17,386	(18,776)
Accounts payable, deposits and accruals	(10,483)	(23,670)	5,260
Under-recovered purchased gas costs	1,125	(5,067)	(51,819)
Prepaids and other	2,538	25,660	(24,681)
Federal and state income taxes	(570)	12,746	(20,616)
Other	(1,112)	(1,054)	(7,860)
Net cash provided by (used in) continuing operations	60,542	77,168	(16,505)
Net cash used in discontinued operations	(6,444)	(17,044)	(10,223)
Net cash provided by (used in) operating activities	54,098	60,124	(26,728)

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	1,176	34,592	578
Dividends to shareholders	(15,727)	(14,639)	(13,128)
Proceeds from issuance of long-term debt	---	---	60,000
Payments of long-term debt	---	(20,000)	---
Funds for construction held by trustee, net	1,849	8,868	17,198
Principal payments under capital lease obligations	(2,609)	(2,040)	(2,011)
Net short-term borrowings (repayments)	35,410	(54,069)	42,488
Net cash provided by (used in) continuing operations	20,099	(47,288)	105,125
Net cash provided by (used in) discontinued operations	(3)	2,222	(115)
Net cash provided by (used for) financing activities	20,096	(45,066)	105,010

Investing Activities
Cash expenditures for property, plant and equipment	(39,189)	(42,289)	(56,265)
Notes receivable from Saltville Gas Storage Company, LLC	(17,575)	---	---
Notes receivable from Virginia Gas	---	---	(13,000)
Other receivable from Saltville Gas Storage Company, LLC	(8,010)	---	---
Net proceeds from sales of subsidiaries	13,117	30,681	---
Acquisitions, net of cash acquired	---	(665)	(6,441)
Other	277	2,215	677
Net cash used in continuing operations	(51,380)	(10,058)	(75,029)
Net cash used in discontinued operations	(1,852)	(3,354)	(3,525)
Net cash used in investing activities	(53,232)	(13,412)	(78,554)

Net increase in cash and cash equivalents from continuing operations	29,261	19,822	13,591
Net decrease in cash and cash equivalents from discontinued operations	(8,299)	(18,176)	(13,863)
Net Increase (Decrease) in Cash and Cash Equivalents	$20,962	$ 1,646	$ (272)

Cash and Cash Equivalents
At beginning of period	$ 4,247	$ 2,601	$ 2,873
At end of period	$25,209	$ 4,247	$ 2,601

Supplemental Disclosures of Cash Flows
Income taxes paid (refunds received), net	$ 508	$ (3,713)	$ 2,333
Interest paid	$22,038	$ 22,477	$ 25,764

See the notes to the consolidated financial statements.
NUI Corporation and Subsidiaries Consolidated Statements of Capitalization (Dollars in thousands)

	September 30,
	2003	2002
Long-Term Debt
Gas facilities revenue bonds
6.35 percent due October 1, 2022	$46,500	$46,500
6.40 percent due October 1, 2024*	20,000	20,000
Variable rate due June 1, 2026	39,000	39,000
5.70 percent due June 1, 2032	54,600	54,600
5.25 percent due November 1, 2033	40,000	40,000
Medium-term notes
8.35 percent due February 1, 2005	50,000	50,000
Senior notes
7.10 percent due August 20, 2006	5,000	5,000
7.384 percent due August 20, 2008	15,000	15,000
7.384 percent due August 20, 2011	7,000	7,000
7.79 percent due August 20, 2011	33,000	33,000
	310,100	310,100
Unamortized debt discount	(1,047)	(1,083)
	309,053	309,017

Preferred Stock, 5,000,000 shares authorized; none issued	---	---

Common Shareholders' Equity
Common Stock, no par value; shares authorized: 30,000,000; shares outstanding: 16,025,259 in 2003 and 15,989,906 in 2002	288,620	286,783
Shares held in treasury, at cost: 234,212 in 2003 and 179,201 in 2002	(5,320)	(4,384)
Retained earnings (deficit)	(48,951)	11,925
Unearned employee compensation	(3,589)	(4,949)
Accumulated other comprehensive loss	(645)	(1,123)
	230,115	288,252

Total Capitalization	$539,168	$597,269

* The total unexpended portions of the net proceeds from these bonds, amounting to $2.1 million and $3.9 million as of September 30, 2003, and 2002, respectively, are carried on the company's Consolidated Balance Sheet as Funds for Construction Held by Trustee, including interest earned thereon, until drawn upon for eligible construction expenditures.

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Common Stock
	Shares Outstanding	Paid-in Amount	Held in Treasury	Unearned Employee Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance,
September 30, 2000	12,982,526	$216,095	$ (2,246)	$ (1,725)	$ 39,267	$ (495)	$250,896
Comprehensive income:
Net income					16,313		16,313
Minimum pension liability, net of taxes of $281						(405)	(405)
Comprehensive income							15,908
Common stock issued
-Purchase of Virginia Gas	792,600	22,020					22,020
-Employee benefit plans*	51,055	3,228					3,228
Treasury stock transactions	(71,143)		(1,631)				(1,631)
Cash dividends					(13,128)		(13,128)
Unearned compensation				(2,566)			(2,566)
	_________	________	_______	_______	_______	_______	________
Balance,
September 30, 2001	13,755,038	$241,343	$ (3,877)	$ (4,291)	$ 42,452	$ (900)	$274,727
Comprehensive income:
Net income					(15,888)		(15,888)
Minimum pension liability, net of taxes of $155						(223)	(223)
Comprehensive income							(16,111)
Common stock issued
-Acquisitions	407,823	8,275					8,275
-Equity offering	1,725,000	36,974					36,974
-Employee benefit plans*	106,945	191					191
Treasury stock transactions	(4,900)		(507)				(507)
Cash dividends					(14,639)		(14,639)
Unearned compensation				(658)			(658)
	_________	________	_______	_______	_______	_______	________
Balance,
September 30, 2002	15,989,906	$286,783	$ (4,384)	$ (4,949)	$ 11,925	$ (1,123)	$288,252
Comprehensive loss:
Net loss					(45,149)		(45,149)
Derivative hedges, net of taxes of $527						759	759
Minimum pension liability, net of taxes of $196						(281)	(281)
Comprehensive loss							(44,671)
Common stock issued
-Employee benefit plans*	90,364	1,754					1,754
Directors stock options		83					83
Treasury stock transactions	(55,011)		(936)				(936)
Cash dividends					(15,727)		(15,727)
Unearned compensation				1,360			1,360
	_________	_______	_______	_______	_______	______	_______
Balance,
September 30, 2003	16,025,259	$288,620	$ (5,320)	$ (3,589)	$(48,951)	$(645)	$230,115

* Represents common stock issued in connection with NUI Direct and various employee benefit plans.

                                                See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (collectively referred to as NUI, the company, we, our, or us).  NUI is a diversified energy company that is primarily engaged in the sale and distribution of natural gas through its local utility companies. NUI's local utility operations are carried out by NUI's wholly-owned subsidiary, NUI Utilities, Inc. (NUI Utilities) and a subsidiary of Virginia Gas Company (VGC) (see Note 3), and serve more than 367,000 customers in four states along the eastern seaboard of the United States. NUI Utilities is comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland).  VGC is also engaged in other activities, such as pipeline operation and natural gas storage. In addition, the company is engaged in several non-regulated businesses including NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy portfolio and risk management subsidiary; NUI Environmental Group, Inc. (NUI Environmental), an environmental project development subsidiary; Utility Business Services, Inc., (UBS), a geospatial, billing and customer information systems and services subsidiary; OAS Group, Inc. (OAS), the company's digital mapping operation, which prior to September 30, 2003, was part of UBS; NUI Telecom, Inc. (NUI Telecom), a non-facilities-based telecommunications services subsidiary and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary (see Note 4).  The company's wholly-owned subsidiary, NUI Saltville Storage, Inc. (NUISS), is a fifty-percent member of Saltville Gas Storage Company, LLC (SSLLC). SSLLC is a joint venture with a unit of Duke Energy that is developing a natural gas storage facility in Saltville, Virginia. All intercompany accounts and transactions have been eliminated in consolidation.

On September 26, 2003, the company's Board of Directors announced it was pursuing the sale of the company.  The company has engaged two investment banks to serve as financial advisors to the company while it seeks a buyer.  As discussed in Note 11, at September 30, 2003, the company has classified the results of North Carolina Gas (NC), Valley Cities Gas and Waverly Gas (VCW), NUI Telecom, and TIC as Discontinued Operations in the Consolidated Statements of Income.  The assets and liabilities of these entities, as well as those of NUI Environmental, have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheets.

In June 2003, the company had approved a plan to sell UBS.  However, the September 2003 decision to sell the company (discussed above) reduced the probability that a sale of UBS would occur, given that NUI Utilities is UBS' largest customer and there was no guarantee that NUI Utilities would maintain a long-term relationship with UBS after the company was sold.  As a result, as of September 30, 2003, the assets and liabilities of UBS are no longer classified as "held for sale" on the Consolidated Balance Sheets and its results of operations have been included in Income from Continuing Operations on the Consolidated Statements of Income.

In addition, in May 2003, the company announced it was exiting the retail energy business, and subsequently sold the majority of NUI Energy's contracts (see Note 5) and is winding down its operations.

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

Revenue Recognition.  Natural Gas Distribution:  Utility gas customers are metered and billed monthly or bi-monthly on a cycle basis.  Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of the relevant accounting period.

The cost of gas used is recovered when billed to firm customers through the operation of purchased gas adjustment clauses (PGA) included in utility tariffs.  The PGA provision requires periodic reconciliation of recoverable gas costs and PGA revenues.  Any difference is deferred pending recovery from or refund to firm customers.  Further, revenues from tariff gas-balancing services, off-system sales and certain on-system interruptible sales are refunded, for the most part, to firm customers subject to certain sharing provisions.

Our New Jersey gas utility tariffs contain weather normalization adjustments that largely offset shortfalls or excesses of firm margin revenues during a heating season due to variations from normal weather. Revenues are adjusted each month the clause is in effect and are generally included in rates in the following fiscal year.  The Florida and Maryland gas utility rate structures do not contain a weather normalization feature; therefore, their revenues are subject to weather related demand fluctuations.

Storage and pipeline services:  Revenues for storage and pipeline services are generated from capacity demand charges under contracts (both short- and long-term) that contain either an annual or monthly charge for those services.  Revenues are recognized monthly as provided by contract and amortized ratably into income over a period of twelve months for annual charges.

Retail energy sales:  Energy sales made by our retail energy subsidiary are recorded upon delivery of the natural gas commodity.  Also, see "New Accounting Standards" for further discussion of EITF 02-03.

Telecommunications services:  Telecommunications service revenues are billed based on usage of services that are provided to customers. Revenues include unbilled amounts related to the estimated telecommunications usage that occurred from the most recent billing to the end of each month.

Customer information services:  Revenues earned by our UBS and OAS subsidiaries for billing and information services are recognized when services are provided. Our UBS subsidiary provides customer account conversion services that are deferred and recorded as unearned income and are amortized into income over the life of the contract. UBS had unearned revenue recorded in Regulatory and Other Liabilities on the Consolidated Balance Sheet totaling $1.7 million and $2.1 million as of September 30, 2003 and 2002, respectively, related to these contracts. OAS offers maintenance agreements that are recorded as unearned income and are amortized into income over the lives of the agreements. OAS had unearned revenue recorded in Regulatory and Other Liabilities on the Consolidated Balance Sheet totaling $0.2 million and $0.1 million as of September 30, 2003 and 2002, respectively, related to these agreements.

Appliance services: Our appliance business revenues are recognized at the time repairs and installations are performed.  Our New Jersey appliance business offers services contracts that cover the costs of repairs for covered appliances.  These contracts are deferred as unearned revenue at contract inception and are amortized into income ratably over a period of twelve months.  Our appliance services subsidiary had unearned revenue recorded in Accounts Payable, Customer Deposits and Accrued Liabilities on the Consolidated Balance Sheet totaling $1.5 million and $1.6 million as of September 30, 2003 and 2002, respectively, related to these contracts.  In addition, our Florida appliance business provides leasing for gas appliances.  Leasing revenues are recognized on a monthly basis as billed to customers according to the terms of the customer's contract.

Regulation.  NUI is a holding company and is exempt from registration under the Public Utility Holding Company Act of 1935.  NUI's wholly owned subsidiary, NUI Utilities, is subject to regulation as an operating utility by the public utility commissions of the states in which it operates. Certain subsidiaries of VGC are regulated by the Virginia State Corporation Commission.

SSLLC is subject to regulation by the Federal Energy Regulatory Commission.

Property, Plant and Equipment.  Property, plant and equipment include both utility plant and non-regulated assets.  Utility plant is stated at its original cost.  Depreciation is provided on a straight-line basis over the remaining estimated lives of depreciable property by applying rates as approved by the state commissions.  The composite average annual depreciation rate was3percent in each of fiscal years 2003, 2002 and 2001.  At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation.  Repairs of all utility plant and replacements and renewals of minor items of property are charged to maintenance expense as incurred.  Non-regulated equipment consists primarily of information technology assets and furniture and fixtures.  These assets are recorded at original cost and are depreciated on a straight-line basis over a period ranging from 3-10 years.  The company accounts for its investments in computer software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

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

During August 2002, the company completed a sale/leaseback transaction for a capital lease that is collateralized by approximately $9 million of meters by its City Gas Company of Florida subsidiary.

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

The company's NUI Energy Brokers subsidiary marks-to-market through the income statement all trading positions, including forward sales and purchase commitments for energy-related contracts that meet the definition of a derivative under SFAS 133 (See Note 18 for a further description of the company's use of derivative financial instruments).  This subsidiary records operating revenues net of purchased gas costs in accordance with the provisions of EITF 02-03 (see "New Accounting Standards" for further discussion of EITF 02-03).

Environmental Reserve.  The company, with the aid of environmental consultants, regularly assesses the potential future costs associated with conducting investigative activities at each of the company's sites and implementing appropriate remedial actions, as well as the likelihood of whether such actions will be necessary.  The company records on an undiscounted basis a reserve if it is probable that a liability will be incurred and the amount of the liability can be reasonably estimated.

Stock Compensation.  The company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  The company has adopted those provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.  See Note 15 for additional information on the company's stock option plans and pro forma disclosures required by SFAS 123 and SFAS 148.

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

Notes Receivable from Saltville Gas Storage Company, LLC.  Notes receivable from SSLLC represent amounts advanced in conjunction with the December 1, 2002 revolving credit note between NUISS and SSLLC.  The agreement provides SSLLC with the ability to draw up to $30 million, including accrued and unpaid interest, to fund capital expenditures and operating costs related to the development of a salt cavern storage facility owned by SSLLC.  Interest is to be paid to NUISS quarterly in arrears at a rate equal to LIBOR plus 3 percent but, for the first three years of the note, such interest will be added to the principal and, thereafter paid in cash.  All unpaid principal and interest is due in full on January 1, 2008.  In fiscal year 2004, the maximum amount that SSLLC can draw on the revolving credit note is $10 million due to a restriction in NUI's current credit facility.  As of September 30, 2003, the amount payable by SSLLC under the agreement was approximately $17.6 million.

Goodwill.  NUI records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of the company's investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare yearly operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set yearly budgetary guidelines.

As of September 30, 2003, NUI has $8.1 million of goodwill on its Consolidated Balance Sheet, all of which is recorded at VGC. As permitted under SFAS 142, the company can rely on its previous valuations for the annual impairment testing provided that the following criteria are met: (a) the assets and liabilities of VGC have not changed significantly since the most recent fair value determination; and (b) the most recent fair value determination resulted in an amount that exceeded the carrying amount by a substantial margin and there is no economic indication that the carrying value of goodwill may be impaired. In the case of VGC, the above criteria have been met and therefore, there was no impairment to goodwill in fiscal 2003.

In determining the fair value for its investment in VGC, an income valuation and discounted cash flow valuation approach was used to estimate the fair market value for VGC. Under the income valuation approach, the fair value of a company is obtained by discounting the sum of (i) the expected future cash flows of the company; and (ii) the terminal value of a company. The discount factor used in the discounted cash flow calculation is the company's weighted-average cost of capital. NUI was required to make certain significant assumptions in the income approach, specifically the weighted-average cost of capital, short and long-term growth rates and expected future cash flows.

As a result of the valuation performed by the company, management has determined that the fair value of the assets of VGC adequately exceeds their carrying value and no impairment charge is necessary as of September 30, 2003. Management will continue to evaluate the related carrying value of its goodwill at least annually. While we believe that our valuation is reasonable, actual results may differ from our projections.  See Note 9 for further discussion of the company's goodwill.

Net Income (Loss) Per Share of Common Stock.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted net income (loss) per share includes the dilutive effect of stock options.  See Note 13 for calculation of per share amounts.

Regulatory Assets and Liabilities.  The company's utility operations follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  In general, SFAS 71 requires deferral of certain costs and obligations, based upon orders received from regulators, to be recovered from or refunded to customers in future periods.  The following represents the company's regulatory assets and liabilities deferred in the accompanying consolidated balance sheet as of September 30, 2003 and 2002 (in thousands):

	2003	2002
Regulatory Assets
Environmental investigation and remediation costs	$36,445	$36,425
Post-retirement and other employee benefits	6,081	6,783
Deferred piping allowances	526	712
Energy conservation programs	2,437	--
Under-recovered gas costs	6,117	25,785
Other	5,434	6,141
	$57,040	$75,846

	2003	2002
Regulatory Liabilities
Refunds to customers	$21,000	$ ---
Over-collection of income taxes	5,182	4,644
Utility hedging derivatives	5,382	5,565
Market development fund	2,152	2,083
Asset retirement obligations	1,366	---
Other	1,721	885
	$36,803	$13,177

Substantially all of these regulatory assets and liabilities have been authorized by state regulators to be recovered in rates. In New Jersey, environmental investigation and remediation costs are recovered through a Remediation Adjustment Clause (see Note 22) and include the carrying costs on unrecovered amounts not currently in rates. In the event that the provisions of SFAS 71 were no longer applicable, the company would recognize a write-off of net regulatory assets (regulatory assets less regulatory liabilities) that would result in a charge to net income, which would be classified as an extraordinary item.  However, although the gas distribution industry is becoming increasingly competitive, the company's utility operations continue to recover their costs through cost-based rates established by the public utility commissions.  As a result, the company believes that the accounting prescribed under SFAS 71 remains appropriate.

On March 20, 2003, the New Jersey Board of Public Utilities (NJBPU) announced the initiation of a focused audit of NUI Corporation, NUI Utilities and Elizabethtown Gas.  The final audit report was issued on March 1, 2004 and was accepted and released by the NJBPU on March 17, 2004.  As discussed in Note 22, the company entered into a settlement agreement with the NJBPU on April 14, 2004.  As of September 30, 2003, NUI Utilities has recorded a pre-tax charge of $30.0 million for the final settlement of the focused audit, of which $28.0 million was recorded as a regulatory liability to be refunded over a five year period to customers in New Jersey, and $2.0 million was recorded by NUI Corporation as a penalty to the State of New Jersey.  The future amounts to be refunded to customers by fixed year is as follows (in thousands):

2004	$7,000
2005	6,000
2006	5,000
2007	5,000
2008	5,000
Total refunds to customers	28,000
Portion included in accounts payable, customer deposits and accrued liabilities	(7,000)
Regulatory liability for customer refunds	$21,000

The company has established a pre-tax reserve of $2.6 million in anticipation of a similar settlement with the Florida Public Service Commission.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143).  This statement establishes accounting standards for recognition and measurement of liabilities for asset retirement obligations and the associated asset retirement costs.  On October 1, 2002, the company adopted the provisions of SFAS 143.  On that date, the company had no quantifiable legal liabilities, as contemplated under SFAS 143, and therefore the effect of adoption did not result in an adjustment to the Consolidated Statements of Income.  The company uses the composite depreciation method for its regulated utility operations, which is currently an acceptable method of accounting under generally accepted accounting principles and is widely used in the energy, transportation and telecommunications industries.  Historically, under the composite depreciation method, the anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense.  However, SFAS 143 precludes the recognition of expected future costs of removal as a component of depreciation expense unless they are legal obligations under SFAS 143.  The company recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense.  As of October 1, 2002, the company identified $1.3 million of amounts of net cost of removal within accumulated depreciation and reclassified this amount to a regulatory liability.  In accordance with SFAS 71, the company continues to accrue for the future cost of removal for its regulated utility operations.  During fiscal 2003, the company accrued an additional $0.1 million of regulatory liabilities toward the cost of future removals.

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

During fiscal 2001, the company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 applies to business combinations occurring after June 30, 2001 and requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets.  The company's acquisitions of Norcom, Inc. (Note 6) and Telcorp, Inc. (Note 7) were accounted for under SFAS 141.

During fiscal 2002, the company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment and Disposal of Long-lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS 121 implementation issues. As a result of the adoption of this standard, the company has classified the operating results of certain subsidiaries to be disposed of as "Discontinued Operations" in the Consolidated Statements of Income; assets and liabilities of certain subsidiaries to be disposed of as "Held for Sale" in the Consolidated Balance Sheets; and "Net Cash Provided by (used in) Discontinued Operations" in the Consolidated Statements of Cash Flows.  See further discussion of the subsidiaries being disposed of in Note 11.

In June 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10"(EITF 02-03).  The purpose of EITF 02-03 is to address certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged (i.e., whether there is any profit at inception), and (c) additional disclosure requirements for energy trading activities.  On October 25, 2002, the EITF reached a consensus on EITF 02-03 that changes the accounting for certain energy contracts.  The main provisions of EITF 02-03 are as follows:

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

-       The consensus applies to existing non-derivative energy-related contracts for fiscal periods beginning after December 15, 2002 and the cumulative effect of a change in accounting principle must be reported upon initial application.

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

The primary contracts affected as a result of applying the new consensus are the full requirements natural gas sales contracts associated with NUI Energy and a large natural gas storage contract within NUI Energy Brokers.  However, the majority of NUI Energy Brokers' contracts are considered derivatives under SFAS 133 and continue to be marked-to-market through earnings.  The cumulative effect adjustment to convert the contracts that did not meet the definition of a derivative under SFAS 133 to accrual accounting effective on January 1, 2003 was a loss of approximately $9.9 million before taxes.

Additionally, in accordance with one of the provisions of EITF 02-03, the company has recorded the margins earned under the previous accounting guidance of EITF 98-10 by both NUI Energy Brokers and NUI Energy on a net basis in operating revenue.  In previous periods, both NUI Energy Brokers and NUI Energy included both the cost of purchased gas and the operating margin earned for all physical transactions within operating revenues on the Consolidated Statement of Income.  For financial trades such as futures, options and swap transactions, NUI Energy Brokers and NUI Energy had historically recorded only the operating margin component, but within the purchased gas and fuel line item on the Consolidated Income Statement.  The adoption of net-basis reporting has no effect on these transactions or cash flows other than to reclassify and present total margins earned within the operating revenues line item on the Consolidated Statement of Income.  In accordance with EITF 02-03, all prior periods have been reclassified to conform to this presentation.  As a result of net-basis reporting, NUI reduced previously reported 2002 and 2001 operating revenues and purchased gas and fuel, by $425.8 million and $578.7 million, respectively, with no changes to total operating margins.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).  This statement is effective for exit or disposal activities initiated after December 31, 2002.  The company now applies SFAS 146 for exit and disposal activities.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002.  The company has included these disclosures under "Guarantees" in Note 22.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148).  This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to such compensation.  The company continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and has provided the disclosures required in Note 15.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) and in December 2003, issued a revised FIN 46R.  The objective of both FIN 46 and FIN 46R is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Historically, entities generally were not consolidated unless the entity was controlled through voting interests.  FIN 46 changes that, by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements of FIN 46R apply to existing entities no later than the end of the first reporting period after March 15, 2004.  Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The company has determined that it does not meet the consolidation requirements with respect to its joint venture with Duke Energy.  In addition, the company has not created or obtained any variable interest entities after January 31, 2003. Therefore, the adoption of the consolidation requirements of FIN 46R in March 2004 did not have an impact on the company's financial position or results of operations.

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

2.             NUI Liquidity Issues

As a result of various factors, NUI and NUI Utilities have experienced and expect to continue experiencing significant liquidity problems.  Liquidity needs for NUI Utilities generally are driven by factors that include: prepayments for its natural gas requirements; natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service (BGSS) charge; both discretionary and required repayments of short- and long-term debt; capital spending; and working capital requirements, such as administrative expenses and taxes.  Liquidity needs at NUI's non-utility operations generally are driven by required repayments of short-term debt and working capital requirements.

Based upon the factors noted above and current anticipated cash flows, both NUI and NUI Utilities believe that they have sufficient liquidity to meet their financial obligations through the remainder of the fiscal year ending September 30, 2004.  However, subsequent to September 30, 2004 NUI and NUI Utilities believe they may not have sufficient liquidity to meet their continuing obligations based upon the following:

--             NUI and NUI Utilities each have separate revolving credit facilities aggregating $405 million, which expire on November 22, 2004, and each may only be extended for a successive 364-day increment if certain conditions are met.  If these facilities are not extended or satisfactorily refinanced, the companies would need to seek alternative solutions to satisfy their liquidity requirements.

--             Upon renewal of NUI's revolving credit facility, NUI would be required to prepay, on or about November 22, 2004, an interest reserve account for the benefit of the lenders under NUI's credit agreement in the amount of approximately $20 million.

--             Under the terms of NUI Utilities' natural gas asset management contract with Cinergy Marketing & Trading, LP (Cinergy), NUI Utilities is required to pay in advance, in varying amounts, for its gas requirements on a monthly basis over the contract period.  As a result of the prepayment obligations, in addition to the renewal of its credit facility, NUI Utilities may require additional funds in early fiscal 2005 in order to meet its continuing obligations.  Further, in order for NUI Utilities to obtain such additional funds, it is required to obtain the approval of its lenders and the NJBPU.

--             On September 26, 2003, the Board of Directors of NUI announced its intention to sell the company.  If we are unable to sell the company, or if a sale is not completed in a timely manner, this could materially adversely affect NUI's and NUI Utilities' financial condition, results of operations and liquidity.

As noted above, based upon current anticipated cash flows, the company believes it will have sufficient liquidity to meet its financial obligations through the end of fiscal year ending September 30, 2004 and the company also believes it will remain in compliance with all covenants under its various debt agreements for the remainder of the year ending September 30, 2004 (see Notes 14 and 16 for further discussion on debt covenants).  The company plans to address its liquidity concerns by: successfully completing the sale of the company; extending its existing credit facilities beyond the current termination date of November 22, 2004; and obtaining additional financing to ensure NUI Utilities' ability to, among other things, meet its gas purchase prepayment requirements under its natural gas asset management contract with Cinergy.  If the company is unsuccessful in its efforts to effectively resolve its liquidity concerns, it may need to reorganize its operations and restructure its credit and debt financing.

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

The acquisition was accounted for as a purchase.  The excess of the purchase price over the fair value of the net assets of VGC was approximately $8.1 million.  Until October 1, 2001, this goodwill was being amortized on a straight-line basis over a 30-year period (see Note 9).

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

4.             Acquisition of TIC Enterprises, LLC

Since 1997, the company held a 49 percent equity interest in TIC Enterprises, LLC (TIC).  On May 15, 2001, the company acquired the remaining 51 percent of TIC which it did not previously own.  NUI paid the majority owner $5 million in cash and assumed the outstanding debt of TIC, and TIC issued a $3 million note payable (see Note 8) to the majority owner.  The acquisition was accounted for as a purchase.  The excess of the aggregate purchase price paid by NUI for this additional 51 percent interest in TIC over the fair value of the net assets acquired was approximately $17.7 million, which added to the unamortized goodwill of $16.4 million from the initial purchase and was being amortized on a straight-line basis over a 25-year period through October 1, 2001 (see Note 9).  In connection with the acquisition, the company recorded a $1.5 million liability for involuntary separations and restructuring costs which was subsequently paid during fiscal 2001.

In conjunction with the company's plans to sell NUI Telecom, the company is winding down the operations of TIC (see Note 11).

5.             Sale of NUI Energy Contracts

On May 23, 2003 and on June 25, 2003, the company sold certain contracts of its NUI Energy subsidiary to Houston Energy Services Company, LLC (HESCO) and to Amerada Hess Corporation, respectively.  The sales included approximately 2,900 customer accounts, primarily in New Jersey, Florida, North Carolina and Pennsylvania.  In conjunction with the sales of these accounts, the company paid approximately $3.5 million to HESCO and approximately $0.3 million to Amerada Hess, which were recorded as charges to operations and maintenance expense, to relieve all future liabilities associated with these gas supply contracts.

6.             Acquisition of Norcom, Inc.

On March 22, 2002, the company entered into an agreement to acquire certain assets of Norcom, Inc. (Norcom), including 4,000 customer accounts.  The agreement provided for NUI Telecom to assume management control of Norcom as of March 1, 2002.  Norcom contributed $8.3 million of operating revenues and $0.6 million of operating income from that date through September 30, 2002.  Norcom contributed $15.5 million of operating revenues and $1.7 million of operating income during the fiscal year ended September 30, 2003.  Norcom is a provider of telecommunications services in the Northeast and Southeast regions of the United States, and its customer accounts were combined with the company's NUI Telecom subsidiary.

On August 28, 2002, the company completed the transaction, subject to post-closing adjustments.  The purchase price totaled approximately $4.3 million and included the issuance of 216,039 shares of NUI common stock.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Cash	$ 653
Accounts receivable	1,166
Equipment	7
Intangible assets	2,160
Goodwill	2,402
Total assets acquired	6,388
Current liabilities	2,048
Total liabilities assumed	2,048
Net assets acquired	$4,340

In June 2003, the company announced that it was pursuing the sale of NUI Telecom.  As a result, the acquired intangible assets related to customer relationships, which were being amortized over a 7-year period, and the goodwill were written-off during fiscal 2003 and have been included in discontinued operations (see Notes 9, 10 and 11).

7.             Acquisition of Telcorp, Inc.

On May 31, 2002, the company entered into an agreement to acquire certain assets of Telcorp, Ltd. (Telcorp).  In addition, the company entered into a letter agreement with Telcorp, under which NUI Telecom assumed management control of the business effective April 1, 2002.  Telcorp contributed $3.4 million of operating revenues and $1.4 million of operating income from that date through September 30, 2002.  Telcorp contributed $7.0 million of operating revenues and $1.9 million of operating income for the fiscal year ended September 30, 2003.

On September 1, 2002, the company completed its acquisition of Telcorp, subject to post-closing adjustments. The purchase price totaled approximately $7.2 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Accounts Receivable	$ 832
Equipment	10
Intangible assets	3,060
Goodwill	4,172
Total assets acquired	8,074
Current liabilities	832
Total liabilities assumed	832
Net assets acquired	$7,242

In June 2003, the company announced that it was pursuing the sale of NUI Telecom.  As a result, the acquired intangible assets related to customer relationships, which were being amortized over a 10-year period, and the goodwill were written-off during fiscal 2003 and have been included in discontinued operations (see Notes 9, 10 and 11).

8.             Note Payable

Under terms of an LLC Interest Purchase Agreement dated May 8, 2001, notes payable represents an unsecured promissory note held by the former owner of TIC (the plaintiff) in conjunction with the company's acquisition of the remaining equity interest of TIC on May 15, 2001.  The note, which bears interest at 7 percent per annum, was payable on the maturity date of January 2, 2002.

On January 11, 2002, TIC notified the plaintiff that it had offsetting claims against the note obligation under the LLC Interest Purchase Agreement.

On April 4, 2002, the plaintiff filed suit against NUI and TIC to collect on the note.  On May 2, 2004, NUI proposed a settlement to the plaintiff in which the company agreed to pay the plaintiff $1.4 million to completely satisfy NUI's obligation under the note, as well as to resolve all other claims that the company and the plaintiff had brought against each other.  On May 5, 2004, NUI received the plaintiff's written acceptance of the company's settlement proposal, and the plaintiff requested that NUI prepare the appropriate settlement documents for review.  As a result, the company reduced the amount payable under the note from $3.0 million to $1.4 million on the September 30, 2003 Consolidated Balance Sheet, and recorded a gain of $1.6 million in other income on the Consolidated Statement of Income for fiscal 2003.

9.             Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill.  On October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142).  The carrying value of goodwill for each of the company's subsidiaries is no longer subject to amortization, but must be tested for impairment annually or earlier under certain circumstances.  Implementation of this accounting pronouncement required the company to perform a fair value assessment to determine if the fair value of its subsidiaries with goodwill exceeded their carrying amounts.  During the first quarter of fiscal 2002, the company completed its fair value assessment of the subsidiaries that meet the requirements of SFAS 142.  Using the present value of expected future cash flows to determine the fair value of its subsidiaries, the company recognized a transitional goodwill impairment loss of approximately $27.1 million related to the carrying value of the goodwill for its TIC subsidiary.  A goodwill impairment adjustment for the fair market valuations of NUI Telecom and VGC was not necessary.

In conjunction with the adoption of SFAS 142, the company identified $2.2 million of intangible assets from its acquisition of VGC, which had been originally recorded as goodwill.  These intangible assets relate to the development rights of the property acquired in March 2001, and are being amortized over a 30-year period (see Note 10).

In fiscal 2003, the company paid a post-closing adjustment of approximately $3.8 million to complete its acquisition of Telcorp, which was recorded in goodwill, and made other purchase accounting adjustments to goodwill of approximately $0.2 million related to Telcorp and Norcom.  In June 2003 all of the Telcorp and Norcom goodwill, totaling approximately $6.6 million (including the amounts referred to above), was written off after the company announced it was pursuing the sale of NUI Telecom.

During June 2003, the company approved a plan to sell its NUI Telecom subsidiary, at which time the company began to actively seek a buyer. In conjunction with the decision, the company recorded impairment losses of approximately $15.0 million to write-off the remaining goodwill of its NUI Telecom and TIC subsidiaries.

The changes in the carrying amount of goodwill (net of amortization) for the year ended September 30, 2003, are as follows (in thousands):

	NUI Telecom	NUI Virginia Gas	TIC Enterprises	Total

Balance at September 30, 2001	$4,982	$10,256	$34,271	$49,509
Reclassification to intangible assets	---	(2,200)	(159)	(2,359)
Additional goodwill during the period	2,603	---	---	2,603
Transitional impairment loss	---	---	(27,142)	(27,142)
Amounts written-off	---	---	(3,485)	(3,485)
Balance as of September 30, 2002	$ 7,585	$ 8,056	$ 3,485	$19,126
Additional goodwill during the period	3,971	---	---	3,971
Amounts written-off	(11,556)	---	(3,485)	(15,041)
Balance as of September 30, 2003	$ ---	$ 8,056	$ ---	$ 8,056

The following table sets forth the effect of SFAS 142 for the fiscal years ended September 30 (in thousands, except per share amounts):

	2003	2002	2001

Reported net income (loss)	$(45,149)	$(15,888)	$16,313
Add back: Goodwill amortization	---	---	1,795
Adjusted net income	$(45,149)	$(15,888)	$18,108

Basic and Diluted Earnings per Share:
Reported net income (loss)	$(2.82)	$(1.06)	$1.22
Goodwill amortization	---	---	0.13
Adjusted net income	$(2.82)	$(1.06)	$1.35

 10.          Acquired Intangible Assets

The company has approximately $2.1 million of acquired intangible assets for development rights held by its VGC subsidiary (net of accumulated amortization of approximately $0.1 million), which are being amortized over thirty years and are included in Other Assets on the Consolidated Balance Sheet at September 30, 2003. During June 2003, the company recorded a write-down of approximately $4.8 million related to the carrying value of the acquired intangible assets for customer relationships (which were being amortized over a weighted average period of nine years) in conjunction with the company's decision to sell NUI Telecom. The fair value of the acquired intangible assets of NUI Telecom was determined using a weighted average discounted cash flow model based on the operations of the company's telecommunications businesses.

The aggregate amortization of the acquired intangible assets was $73,333 for both the fiscal years ended September 30, 2003 and 2002, and is included in Depreciation and Amortization in the Consolidated Statements of Income.  Approximately $0.5 million of amortization expense was recorded on the intangibles of NUI Telecom and has been included in losses from discontinued operations for the fiscal year ended September 30, 2003 (see Note 11). Estimated annual amortization is expected to be approximately $73,333 for each fiscal year through September 30, 2008.

11.          Discontinued Operations and Assets and Liabilities Held for Sale

The company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).  This statement excludes from the definition of long-lived assets acquired goodwill and other intangibles, which are accounted for in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business.  Accordingly, the revenues, costs and expenses, assets, liabilities, and cash flows of certain entities NUI is disposing of have been segregated and reported as discontinued operations for all periods presented.

On October 5, 2000, the company agreed to sell the assets of its Valley Cities Gas and Waverly Gas utility operations (VCW) to C&T Enterprises, Inc. (C&T) of Pennsylvania for $15 million.  The transaction, which closed on November 7, 2002 after all regulatory approvals were obtained, was immaterial to the company's fiscal 2003 results.

On May 15, 2002, the company agreed to sell the assets of its North Carolina Gas utility operation (NC) to Piedmont Natural Gas of North Carolina for approximately $24 million after post-closing adjustments.  The transaction closed on September 30, 2002, after all regulatory approvals had been obtained, and, as a result, the company recorded a $1.3 million pre-tax gain in fiscal 2002 which is included in Loss from Discontinued Operations on the Consolidated Statement of Income.  Post-closing adjustments in 2003 reduced the gain by $0.6 million.

The amount of net assets sold in connection with these sales was approximately $40 million.  Not included in the sales were the liabilities associated with the environmental cleanup of certain MGP sites and other postretirement benefit costs totaling $4.8 million (see Note 22).

In March 2002, the company approved a plan to sell its TIC Enterprises subsidiary, at which time the company began to actively seek a buyer.  During the third quarter of fiscal 2002, TIC continued to incur operating losses primarily as a result of the economy, the marketplace for telephone equipment and various operational issues with the United States Postal Service (USPS) product lines. In June 2002, the company decided to retain TIC's profitable wireless and network service product lines and continued to seek a buyer for the telephone equipment and USPS product lines. In accordance with SFAS 144, during June 2002, the net assets of the wireless and network services product lines were reclassified back to assets held and used, and were under the management of NUI Telecom.

The company did not receive any acceptable offers for the remaining product lines of TIC, and NUI announced on July 16, 2002, that it had ceased the operations of its telephone equipment and USPS product lines.  In addition, in fiscal 2002 NUI recognized a charge of approximately $8.0 million to write-down the net assets of these two product lines to their fair value. This charge included the write-off of approximately $3.5 million of goodwill allocated to these product lines.

During June 2003, the company began to wind down the remaining operations of TIC and recognized a charge of approximately $3.5 million to write-off the remaining goodwill of TIC.

Prior to the acquisition of TIC on May 15, 2001, the company recorded a pre-tax equity loss of $11.7 million during the year ended September 30, 2001, which has been included in discontinued operations.

During June 2003, the company approved a plan to sell its NUI Telecom subsidiary, at which time the company began to actively seek a buyer. In conjunction with the decision, the company recorded charges of approximately $25.5 million to adjust the assets of NUI Telecom to their estimated fair market value, and for the provision of a Federal deferred tax valuation allowance. This charge included the write-off of approximately $11.6 million of goodwill, and $4.8 million of acquired intangible assets.  In December 2003, NUI Telecom was sold for $2.0 million (see Note 24), which transaction was immaterial to the company's results for the first fiscal quarter of 2004.

During September 2002, the company approved a plan to sell its NUI Environmental subsidiary, at which time the company began to actively seek a buyer.  On September 3, 2003, the company closed on the sale of NUI Environmental to Harbor Resource Management Corporation (HRMC) for one dollar ($1), which transaction was immaterial to the company's fiscal 2003 results.  Because of a license agreement with HRMC, the operating results of NUI Environmental have not been included within discontinued operations on the Consolidated Statements of Income.

The revenues, margins and operating income (losses) of the company's discontinued operations have been reported as discontinued operations on the Consolidated Statements of Income for all periods presented, as follows, exclusive of affiliate transactions (in thousands):

Discontinued Operations	2003	2002	2001
Revenues:
Distribution Services	$ 553	$ 22,871	$ 34,022
Retail & Business Services	50,358	45,454	22,862
Operating Revenues	$ 50,911	$ 68,325	$ 56,884

Operating Margins:
Distribution Services	$ 250	$ 9,630	$ 10,332
Retail & Business Services	16,380	15,227	6,338
Operating Margins	$ 16,630	$ 24,857	$ 16,670

Pre-Tax Operating Income:
Distribution Services	$ 120	$ 1,695	$ 2,065
Retail & Business Services	(33,328)	(15,407)	(10,328)
Pre-Tax Operating Income (Loss)	(33,208)	(13,712)	(8,263)
Other Income (Expense)	857	(7,637)	(7,596)
Net Interest Charges	4	895	1,419
Pre-Tax Income (Loss) from Discontinued Operations	$(32,355)	$(22,244)	$(17,278)

The assets and liabilities of the company's subsidiaries held for sale have been reclassified on the Consolidated Balance Sheets for all periods presented, as follows (in thousands):

Assets and Liabilities Held for Sale	2003	2002
Current Assets:
Distribution Services	$ ---	$ 1,704
Retail & Business Services	7,976	9,669
Current Assets	$ 7,976	$ 11,373

Property, Plant & Equipment, net:
Distribution Services	$ ---	$ 13,189
Retail & Business Services	147	1,743
Property, Plant & Equipment	$ 147	$ 14,932

Other Assets:
Distribution Services	$ ---	$ 174
Retail & Business Services	1,002	805
Other Assets	$ 1,002	$ 979

Current Liabilities:
Distribution Services	$ ---	$ 556
Retail & Business Services	3,150	4,049
Current Liabilities	$ 3,150	$ 4,605

Other Liabilities:
Distribution Services	$ ---	$ 395
Retail & Business Services	19	41
Other Liabilities	$ 19	$ 436

12.          Restructuring Charges

In December 2001, the company commenced a reorganization effort that resulted in workforce reductions. The reorganization efforts resulted in accounting charges of approximately $1.2 million, primarily relating to severance costs.  The company has paid all of the severance costs as of September 30, 2003.

13.          Earnings Per Share

The following table summarizes the company's basic and diluted earnings per share calculations for the fiscal years ended September 30 (amounts are in thousands, except per share amounts):

	2003	2002	2001

Income (loss) from continuing operations	$(11,317)	$16,051	$27,454
Loss from discontinued operations	(27,962)	(14,297)	(11,141)
Effect of change in accounting	(5,870)	(17,642)	---
Net income (loss)	$(45,149)	$(15,888)	$16,313

Weighted Average Shares Outstanding	16,035	14,938	13,356

Basic and Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.71)	$ 1.08	$2.05
Loss from discontinued operations	(1.75)	(0.96)	(0.83)
Effect of change in accounting	(0.36)	(1.18)	---
Net income (loss)	$(2.82)	$(1.06)	$1.22

The company's weighted average diluted shares outstanding (not shown) includes shares which would be issuable upon the exercise of stock options outstanding under NUI's stock option plan, which is added to weighted average shares outstanding.  As of September 30, 2003, unvested stock options having an exercise price less than the market value of the company's shares on that date provided for an additional 165 shares of common stock equivalents outstanding, which had no impact on the company's diluted earnings per share.  There were no dilutive shares outstanding as of the end of fiscal 2002 and 2001.  The number of shares that could potentially be dilutive to earnings per share in the future that have been excluded in the computation of diluted earnings per share, because to do so would have been antidilutive, are 452,100 and 996,000 shares for fiscal 2003 and 2002, respectively.

14.          Capitalization

Long-Term Debt.  NUI has outstanding $50 million 8.35 percent medium term notes, which mature on February 1, 2005.  Included in NUI Utilities' current credit facility is a $50 million delayed draw term loan that can be drawn at the option of the company and used, subject to satisfaction of the terms and conditions contained therein, to repay these medium term notes.

On November 24, 2003, NUI repaid its $60 million senior notes with the proceeds of its new credit facility entered into on that date.  In conjunction with the repayment of this indebtedness, NUI paid a prepayment premium of approximately $9.4 million to the noteholders, which was recorded during the first quarter of fiscal 2004.

NUI Utilities is party to a series of loan agreements with the New Jersey Economic Development Authority (NJEDA) pursuant to which the NJEDA has issued four series of gas facilities revenue bonds:  (i) $46.5 million bonds at 6.35 percent due October 1, 2022, (ii) $39 million bonds at variable rates due June 1, 2026 (Variable Bonds), (iii) $54.6 million bonds at 5.7 percent due June 1, 2032 and (iv) $40 million bonds at 5.25 percent due November 1, 2033.  NUI Utilities is also party to a loan agreement pursuant to which Brevard County, Florida (the County) has issued $20 million bonds at 6.40 percent due October 1, 2024.  In accordance with the terms of these loan agreements, the funds received by the NJEDA or the County, as the case may be, upon the issuance of the applicable bonds have been loaned to NUI Utilities.  The interest rates and maturity dates under the loan agreements parallel the interest rates and maturity dates under the bonds.  Interest payments by NUI Utilities on the loans are used to pay the interest on the bonds.  During fiscal 2003, NUI Utilities paid $9.9 million in interest payments on these loans.

Approximately $2.1 million of interest earned on the original net proceeds from the $20 million 6.4 percent revenue bonds due 2024 is unexpended and accordingly has been classified as "Funds for Construction Held by Trustee" on the Consolidated Balance Sheet at September 30, 2003 until drawn upon.

The Variable Bonds contain a provision whereby the holder can "put" the bonds back to the issuer.  In 1996, the company executed a long-term Standby Bond Purchase Agreement (SBPA) with a syndicate of banks, which was amended and restated on June 12, 2001.  Under the terms of the SBPA, as further amended on June 10, 2003, July 21, 2003 and December 4, 2003, The Bank of New York is obligated under certain circumstances to purchase Variable Bonds that are tendered by the holders thereof and not remarketed by the remarketing agent.  Such obligation of the bank would remain in effect until the expiration of the SBPA on June 30, 2004, unless extended or earlier terminated. The terms of the SBPA also restrict the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which has been reduced by the NJBPU settlement.  There is no capacity under this covenant for further dividends at this time or in the foreseeable future, unless a waiver is obtained from the bondholders.

If the SBPA is not further extended beyond its current expiration date of June 30, 2004, in accordance with the terms of the Variable Bonds, all of the Variable Bonds would be subject to mandatory tender at a purchase price of 100 percent of the principal amount, plus accrued interest, to the date of tender.  In such case, any Variable Bonds that are not remarketable by the remarketing agent will be purchased by The Bank of New York.

Beginning six months after the expiration or termination of the SBPA, any Variable Bonds still held by the bank must be redeemed or purchased by the company in ten equal, semi-annual installments.  In addition, while the SBPA is in effect, any tendered Variable Bonds that are purchased by the bank and not remarketed within one year must be redeemed or purchased by the company at such time, and every six months thereafter, in ten equal, semi-annual installments.

As of September 30, 2003, the aggregate principal and accrued interest on the outstanding Variable Bonds totaled approximately $39.0 million.  Principal and any unpaid interest on the outstanding Variable Bonds are due on June 1, 2026, unless the put option is exercised before that time.

The delay in delivering certain officers' certificates, SEC filings and quarterly financial information throughout the fiscal year 2003, as well as audited fiscal 2003 financial statements and related documents (Required Documents), resulted in breaches under certain loan agreements, trust indentures, and related documents underlying NUI Utilities' gas revenue bond facilities, as well as under the 8.35 percent medium term notes.

Many of these breaches were cured on May 10, 2004 with delivery of many of the Required Documents.  The remaining breaches will be cured by virtue of NUI Utilities' delivery of this annual report, related officers' certificates and other financial information.

Defaults may occur in the near future under the Variable Bonds, the 5.25 percent bonds and the 8.35 percent medium term notes if NUI Utilities does not provide unaudited financial statements for NUI for the fiscal quarters ended December 31, 2003 and March 31, 2004, and related documentation and officers' certificates.  To date, NUI has obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facilities to June 30, 2004.  NUI and NUI Utilities are working diligently to deliver the required documentation within this timeframe.

The company's long-term debt maturities for each of the next five fiscal years are as follows: zero in 2004; $50 million in 2005; $5 million in 2006; zero in 2007; and $15 million in 2008.

Preferred Stock. The company has 5,000,000 shares of authorized but unissued preferred stock. Shares of Series A Junior Participating Preferred Stock have been reserved for possible future issuance in connection with the company's Shareholder Rights Plan, described below.

Shareholder Rights Plan.  The company's Board of Directors has adopted a Shareholder Rights Plan under which shareholders of NUI common stock were issued as a dividend one right to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $50 (Right) for each share of common stock held.  The Rights initially attach to the shares of NUI common stock and can be exercised or transferred only if a person or group (an Acquirer), with certain exceptions, acquired, or commenced a tender offer to acquire, beneficial ownership of 15 percent or more of NUI common stock. The company may redeem the Rights at $0.001 per Right at any time prior to the occurrence of any such event. Each Right, except those held by the Acquirer, may be used by the non-acquiring shareholders to purchase, at the Right's exercise price, shares of NUI common stock having a market value equivalent to twice the Right's exercise price, thus substantially reducing the Acquirer's ownership percentage. All rights expire on March 2, 2011.

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

At September 30, 2003, shares reserved for issuance under the company's common stock plans were: NUI Direct, 35,297; Savings and Investment Plan, 121,966; NUI Corporation Stock Option, Stock Award and Incentive Plan, as amended and restated, 923,241; 1996 Employee Stock Purchase Plan, 189,872; and the 1996 Director Stock Purchase Plan, 40,918.

Stock Plans.  The company has in effect the NUI Corporation Stock Option, Stock Award and Incentive Plan (the Plan), which provides for the granting of equity-based and cash incentive awards to officers and other key employees of the company.  Under the award plan, grants of performance-based restricted stock and stock options have been made and targets for earning cash incentive awards have been established. Stock option grants are more fully discussed in Note 15.  In addition to the award plan, the company maintains the 1996 Director Stock Purchase Plan, which provides for the purchase by members of the board of directors of shares of common stock at a fifteen percent discount to the fair market value on the date of purchase.

Restricted shares of stock granted as long-term compensation for executive officers and key employees amounted to 187,800 in fiscal 2003, 115,450 in fiscal 2002, and 91,350 in fiscal 2001. As of September 30, 2003, a total of 136,980 shares of restricted stock that have been granted as long-term compensation are subject to future vesting requirements, and are restricted from resale.

Dividend Restrictions. NUI's and NUI Utilities' debt agreements include, among other things, restrictions as to the payment of cash dividends. With respect to NUI Utilities, the payment of cash dividends by NUI Utilities to NUI is restricted pursuant to the Standby Bond Purchase Agreement to an amount based, in part, on the earned surplus of NUI Utilities, which has been reduced by the NJBPU settlement.  As a result of this restriction, there is no capacity for further dividend payments by NUI Utilities at this time or in the foreseeable future, unless a waiver is obtained from the bondholders. In addition, under the amendment to NUI Utilities' credit facility dated as of May 10, 2004, NUI Utilities is prohibited from paying dividends exceeding $35 million in the aggregate while the credit facility is outstanding.

With respect to NUI, under the amendment to NUI's credit facility, dated as of May 10, 2004, NUI is prohibited from paying any cash dividends during any fiscal quarter in which NUI's consolidated total debt represents more than 60 percent of its total capitalization, measured (i) at the last day of the immediately preceding fiscal quarter and (ii) pro forma at the time such dividend is made. As a result of these restrictions, NUI is prohibited from paying any dividends at this time or in the foreseeable future.  Under NUI's credit facility, NUI is also prohibited from paying dividends exceeding $20 million in the aggregate while the credit facility is outstanding.

15.          Stock Options

Beginning in January 2002, the company may grant stock options to officers, certain other employees, and non-employee members of the company's board of directors to purchase shares of NUI common stock at a price equal to the market price on the date the option is granted.  Options granted to employees of the company generally vest over three years and have a maximum term of 7 years.  Options granted to non-employee members of the company's board of directors generally vest over one year and have a maximum term of 10 years.  At September 30, 2003 and 2002, a total of 458,100, and 1,006,500 shares, respectively, were designated for future issuance of common stock.

Presented below is a summary of stock option activity for the years shown:

	Options Outstanding	Wtd Avg. Exercise Price	Options Exercisable	Wtd Avg. Exercise Price
Balance at September 30, 2001	---		---
Granted	1,006,500	$22.42
Balance at September 30, 2002	1,006,500	$22.42	---	N/A
Granted	6,000	$14.03
Cancelled	(554,400)	$22.39
Balance at September 30, 2003	458,100	$22.36	6,000	$24.22

The following table provides additional information for the options outstanding at September 30, 2003:

Range of Prices	Number	Wtd Avg. Remaining Life	Wtd Avg. Exercise Price

$10-$19	6,000	9 yrs	$14.03
$20-$29	452,100	5 yrs	$22.47
$10-$29	458,100	5 yrs	$22.36

Pro Forma Fair Value Disclosures

Had employee compensation expense been recognized based on the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the company's net income and diluted earnings per share for the fiscal years ended September 30, 2003 and 2002 would have been as shown in the following table (in thousands, except for per share amounts):

	2003	2002
Net loss as reported	$(45,149)	$(15,888)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,731)	(1,408)
Pro forma net loss	$(46,880)	$(17,296)

Earnings per Share:
Basic & Diluted-as reported	$(2.82)	$(1.06)

Basic & Diluted-pro forma	$(2.92)	$(1.16)

The fair values of the stock options granted, which are hypothetically amortized to compensation expense over the vesting period in determining the pro forma impact noted above, have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002
Expected life of option	5 years	5 years
Risk-free interest rate	4.0 percent	4.9 percent
Expected volatility of NUI stock	103.4 percent	51.6 percent
Expected dividend yield on NUI stock	5.2 percent	3.8 percent

The fair value of the options granted during fiscal 2003 and 2002 determined using the Black-Scholes model is as follows (in thousands, except for per option amount):

	2003	2002
Fair value of each option granted	$8.75	$8.83
Total number of options granted	6.0	1,006.5
Total fair value of all options granted	$52.5	$8,890.8

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

16.          Notes Payable to Banks

On February 12, 2003, each of NUI and NUI Utilities entered revolving credit facilities that replaced their respective credit facilities.  NUI's credit facility consisted of a revolving credit facility that allowed it to borrow up to approximately $38.1 million, and NUI Utilities' revolving credit facilities consisted of a revolving loan and a bridge loan, which collectively allowed NUI Utilities to borrow up to an aggregate of approximately $141.9 million.  On June 27, 2003, the NUI Utilities revolving loan became fully subscribed at an aggregate of $141.9 million, and the 364-day bridge loan was terminated.  These credit agreements were scheduled to mature on February 11, 2004, and were repaid with a portion of the proceeds from new credit facilities NUI and NUI Utilities entered into on November 24, 2003 (additional discussion of these new credit facilities follows).  The February 12, 2003 credit facilities contained certain restrictive covenants and also required NUI and NUI Utilities, respectively, to maintain certain financial ratios.  NUI was required to maintain a fixed charge coverage ratio of not less than 1.50x and NUI Utilities was required to maintain a fixed charge coverage ratio of not less than 1.75x.  NUI and NUI Utilities each were to maintain leverage ratios of not more than 0.65x from March 1 through August 31 and not more than 0.70x from September 1 through February 28 (or 29, if applicable).

Borrowings under the credit facilities entered into on February 12, 2003, bore interest at a rate equal to either the London Interbank Offered Rate (LIBOR) or the Prime Rate plus, in each case, a margin based on NUI's and NUI Utilities' credit ratings, as the case may be.  As of September 30, 2003, the total aggregate outstanding borrowings under NUI's and NUI Utilities' credit facilities were $164.1 million with a combined weighted average interest rate of 3.1 percent.  On that date, NUI had outstanding borrowings under its credit facility amounting to $31.7 million and unused borrowing capacity amounting to $6.4 million, and NUI Utilities had outstanding borrowings under its credit facility amounting to $132.4 million and unused borrowing capacity amounting to $9.5 million.  Also on that date, the company had available cash in the form of overnight investments of approximately $23.1 million.  The weighted average daily amounts of borrowings outstanding under NUI's credit facility and the weighted average interest rates on those amounts were $33.9 million and $97.4 million at 3.1 percent and 3.3 percent, respectively, for the fiscal years ended September 30, 2003 and 2002, respectively.  The weighted average daily amounts outstanding of borrowings under NUI Utilities' credit facility and the weighted average interest rates on those amounts were $118.7 million and $66.9 million at 2.7 percent and 2.8 percent, respectively, for the fiscal years ended September 30, 2003 and 2002, respectively.

On March 31, 2003, NUI and the banks amended NUI's 364-day credit facility to approve the increase in interest rates under the senior notes, the guarantees under the senior notes and the execution of the Intercreditor Agreement, as described below.  This amendment to NUI's credit facility also provided for a new pricing grid, which increased NUI's cost of borrowing under the credit facility by 25 basis points (0.25 percent).

In August 2003, NUI Utilities entered into an amendment with the lenders under its credit agreement, which among other things, permitted NUI Utilities to obtain an additional $50 million of indebtedness, as well as to refinance such indebtedness through certain financing transactions.  On October 10, 2003, NUI Utilities entered into a bridge loan agreement with a lender for a credit facility that allowed it to borrow up to $50 million to fund near-term natural gas purchases and other general working capital needs.  This bridge loan agreement, which was scheduled to mature on February 11, 2004, was terminated by NUI Utilities upon entering into a new credit facility on November 24, 2003.  No amounts were ever drawn under this bridge loan agreement.

On November 24, 2003, NUI and NUI Utilities each entered into their current separate revolving credit facilities aggregating $405 million.  Both NUI's and NUI Utilities' current credit agreements expire on November 22, 2004, and each may be extended for one 364-day term, subject to certain conditions.

NUI's facility may be extended if (i) NUI Utilities' facility is simultaneously extended, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, have been extended to a date no earlier than June 30, 2006 or have been repaid with the proceeds of the delayed draw term loan, (iii) NUI deposits cash into escrow with the administrative agent to cover interest that would accrue on outstanding amounts under the credit facility until the extended maturity date, in an amount of approximately $20 million, and (iv) no default exists under such facility at the time of such extension.

NUI Utilities' facility may be extended if (i) all applicable regulatory approvals required for such extensions have been obtained, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, have been extended to a date no earlier than June 30, 2006 or have been repaid with the proceeds of the delayed draw term loan and (iii) no default exists under such facility at the time of such extension.

NUI's current credit agreement provides for a $255 million term loan facility.  The proceeds of the term loan facility were used (1) to repay and terminate NUI's credit agreement which was entered into on February 12, 2003, (2) to repay NUI's outstanding $60 million senior notes and pay a $9.4 million prepayment premium relating thereto, (3) to repay approximately $85 million of an intercompany balance owed by NUI to NUI Utilities, (4) to fund a $20.4 million interest reserve account for the benefit of the lenders under NUI's credit agreement, and (5) for other general corporate purposes.  NUI's credit agreement bears interest at a rate, at NUI's option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 6 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 5 percent.  The obligations under NUI's credit agreement are guaranteed on a senior unsecured basis by certain of NUI's direct and indirect wholly-owned subsidiaries.  NUI Utilities and VGC do not guarantee NUI's obligations under this credit agreement.  As of April 26, 2004, NUI had overnight cash investments of $24.5 million.

NUI Utilities' current credit agreement provides for (i) a $50 million revolving credit facility, (ii) a $50 million term loan facility and (iii) a $50 million delayed draw term loan facility.  The proceeds from the revolving credit facility and the term loan facility combined with the proceeds from the repayment of the $85 million intercompany balance from NUI were used (1) to repay outstanding loans under, and terminate, the NUI Utilities credit agreement which was entered into on February 12, 2003, (2) to pay accrued and unpaid fees under the interim credit agreement entered into on October 10, 2003 and (3) for general corporate purposes.  The proceeds from the delayed draw term loan facility, which can be drawn at the option of the company, can be used solely for the purpose of repaying NUI Utilities' 8.35 percent medium term notes, which are due on February 1, 2005.  NUI Utilities' credit agreement bears interest at a rate, at NUI Utilities' option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 5 percent, or (ii) Base Rate (subject to a 3 percent floor) plus 4 percent.  NUI Utilities has fully drawn all amounts available under the $50 million revolver and the $50 million term loan facility.  As of April 26, 2004, NUI Utilities had overnight cash investments of $114.4 million.

Both credit agreements contain various covenants that (i) restrict NUI and NUI Utilities from taking various actions and (ii) require NUI and NUI Utilities, respectively, to each achieve and maintain certain financial covenants.  Under the terms of NUI's credit agreement, amended as of May 10, 2004, NUI is required to maintain a maximum leverage ratio of no more than 0.80x and a minimum interest coverage ratio of at least 1.50x (for the four consecutive fiscal quarters ending on December 31, 2003 and March 31, 2004) and 1.25x (thereafter). Under the terms of the NUI Utilities credit agreement, NUI Utilities is required to maintain a maximum leverage ratio of no more than 0.70x and a minimum interest coverage ratio of at least 2.25x.  Additionally, both credit agreements contain limitations on capital expenditures, indebtedness, payment of dividends, guarantees, liens, mergers, acquisitions, dispositions of assets, transactions with affiliates, loans and investments, prepayment of indebtedness, sale-leaseback transactions, change in business activities and corporate activities.

NUI's delay in delivering audited financial statements for fiscal 2003 resulted in events of default under NUI's and NUI Utilities' respective credit agreements.  On January 26, 2004, NUI and NUI Utilities obtained waivers of such defaults from the lenders under their respective credit agreements, and received an extension of the delivery date for NUI's audited financial statements for fiscal 2003 and its 2004 first fiscal quarter unaudited financial statements through March 1, 2004, and amended the credit agreements to clarify certain technical provisions.  Further delays in the delivery of these financial statements beyond the date to which NUI and NUI Utilities had received waivers resulted in another event of default.  On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof.  NUI and NUI Utilities subsequently entered into amendments dated May 10, 2004 to their respective credit agreements which:

(i) extended the delivery date for the aforementioned financial statements (as well as for the financial statements for the fiscal quarter ended March 31, 2004) until June 15, 2004,

(ii) consented to the NJBPU settlement,

(iii) modified financial covenants contained in the credit agreements to take into account the NJBPU Settlement and the recent and expected future performance of the company,

(iv) permitted the acquisition by NUI Utilities of approximately $350,000 worth of gas pipeline,

(v) regarding the payment of dividends by NUI Utilities to NUI, provided for a $35 million limit on dividend payments and eliminated a provision limiting such dividend payments to the aggregate maximum of NUI Utilities' retained earnings,

(vi) added a condition which requires NUI to maintain a maximum leverage ratio of no more than 0.60x in order to pay dividends, and

(vii) increased the interest rate on NUI Utilities' delayed draw term loan (if drawn) by one percent until a purchase agreement is executed to sell NUI or NUI Utilities to an unaffiliated third party.

Under the dividend restriction described above, NUI is prohibited from paying any cash dividends during any fiscal quarter in which NUI's consolidated total debt represents more than 60 percent of its total capitalization, measured (i) at the last day of the immediately preceding fiscal quarter and (ii) pro forma at the time such dividend is made.  As a result of these restrictions, NUI is prohibited from paying any dividends at this time or in the foreseeable future.  Under NUI's credit facility, NUI also is prohibited from paying dividends exceeding $20 million in the aggregate while the credit facility is outstanding.

17.          Leases

Property, plant and equipment held under capital leases amounted to$32.1million at September 30, 2003, and $39.3 million at September 30, 2002, with related accumulated amortization of $20.2 million and $20.0 million, respectively. These properties consist principally of leasehold improvements, office furniture and fixtures, vehicles and gas meters, and related equipment. A summary of future minimum payments for properties held under capital leases follows (in thousands):

2004	$2,711
2005	2,771
2006	1,491
2007	1,251
2008	1,125
Thereafter	5,118
Total future minimum payments	14,467
Amount representing interest	(2,502)
Current portion of capital lease obligations	(2,167)
Capital lease obligations	$9,798

The company has entered into non-cancelable operating leases, which principally relate to office space and information technology assets used in its operations. The future minimum lease payments as of September 30, 2003 are as follows:

2004	$6,063
2005	5,529
2006	5,576
2007	5,553
2008	5,389
Thereafter	54,520
Total	$82,630

Rents charged to operations expense were $10.1 million in fiscal 2003, $11.3 million in fiscal 2002, and $9.7 million in fiscal 2001. Included in these amounts was approximately $3.2 million of rent expense paid to a related party (see Note 23 for further discussion). Certain of the company's office leases contain rent escalations. The company records rent expense on a straight-line basis over the life of these leases.

The company has entered into subleases for a portion of the office space noted above. Amounts received from    subleases were $2.7 million in fiscal 2003, $2.8 million in fiscal 2002, and $2.6 million in fiscal 2001.

18.          Financial Instruments and Derivatives

Derivatives.  Prior to discontinuing the trading operations of NUI Energy Brokers in March 2004, NUI Energy Brokers utilized financial instruments to provide competitive energy supplies and enhance the company's profitability.  The company engaged in derivative activities for both trading and non-trading purposes. Instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, futures, swaps, options, and other instruments with third parties are reflected at fair value and are shown as "Derivative Assets and Liabilities" in the Consolidated Balance Sheets.  Changes in the assets and liabilities from derivative activities result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts.

The company's utility divisions utilize certain derivatives for non-trading purposes to hedge the impact of market fluctuations on assets, liabilities, and other contractual commitments.  Pursuant to SFAS 133, such derivative products are marked-to-market each reporting period.  Pursuant to regulatory requirements, realized gains and losses related to such derivatives are reflected in purchased gas costs and included in billings to customers. Consequently, unrealized gains and losses are reflected as regulated assets or liabilities as appropriate.

NUI Energy Brokers accounts for its trading activities by marking-to-market all trading positions and calculating it's value-at-risk on a daily basis.  The values used for these calculations include New York Mercantile Exchange (NYMEX) settlement prices and prices from other well-established third-party organizations, established pricing models, and quoted market volatilities. The company manages its open positions within the guidelines of a Risk Management Policy that limits its exposure to market risks and requires that, among other things, any breach of policy be reported to senior management.

Realized and unrealized gains and losses are recorded in the consolidated statement of income under purchased gas and fuel.  At September 30, 2003, NUI Energy Brokers had purchased and sold NYMEX futures contracts totaling 29.5 billion cubic feet of natural gas at prices ranging from $3.277 to $6.704 per thousand cubic feet, which include derivatives for the utility divisions.  Approximately 86 percent of these contracts have a duration of one-year or less and none of these contracts extend beyond September 2005.  The company's option contracts consisted of 553 puts and calls at varying strike prices, none of which extend beyond August 2005.  Additionally, NUI Energy Brokers had forward purchase and sale commitments extending through December 2007.  At September 30, 2003, NUI Energy Brokers' forward transactions had an unrealized mark-to-market value of approximately $4.7 million.

The company has margin collateral deposits of $9.9 million and $5.0 million at September 30, 2003 and 2002, respectively, included within Prepayments and Other on the Consolidated Balance Sheets.

Net realized and unrealized gains on derivative trading for fiscal 2003 totaled $17.4 million, compared to $19.6 million in 2002, which has been included in income.

At September 30, 2003, the company had designated certain futures contracts and physical forwards as hedging instruments.  The value of these positions has been recorded in other comprehensive income with no ineffectiveness recognized in earnings.

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

Other Financial Instruments. The fair value of the company's cash equivalents, funds for construction held by trustee and notes payable to banks are approximately equivalent to their carrying value. The carrying value of the company's long-term debt exceeded its fair value by approximately $19.5 million and $14.9 million as of September 30, 2003 and 2002, respectively. The fair value of long-term debt was estimated based on quoted market prices for the same or similar issues.

19.          Consolidated Taxes

The provision for Federal and State income taxes was comprised of the following (in thousands):

	2003	2002	2001
Currently payable (receivable) -
Federal	$ 2,683	$5,546	$(16,709)
State	2,270	2,796	3,772
Deferred -
Federal	(10,577)	(14,113)	25,253
State	(1,326)	(5)	107
Amortization of investment tax credits	(490)	(439)	(438)
Total provision (credit) for income taxes	$(7,440)	$(6,215)	$11,985

Total income tax provision included in:
Continuing operations	$ 1,032	$11,232	$18,122
Discontinued operations	(4,393)	(7,947)	(6,137)
Cumulative effect of change in accounting	(4,079)	(9,500)	----
Total provision (credit) for income taxes	$(7,440)	$(6,215)	$11,985

The components of the company's net deferred Federal tax liability (asset) as of September 30, 2003 and 2002 are as follows (in thousands):

	2003	2002
Accelerated depreciation and other utility plant differences	$68,991	$61,447
Regulatory asset-environmental	13,621	13,610
Unrecovered gas costs	10,932	16,961
Unrealized gains, net	---	9,691
Pension and other employee benefits	5,493	7,124
Plant acquisition adjustments	5,668	6,050
Reserve for anticipated loss on assets held for sale	4,620	---
Other	7,642	5,962
Total Federal deferred tax liabilities	116,967	120,845

Environmental reserve	(11,879)	(11,879)
Regulatory settlement costs	(9,898)	---
Alternative minimum tax credit	(5,346)	(5,346)
Asset impairments	(4,262)	---
Net operating loss-Virginia Gas	(6,157)	(8,295)
Bad debts and insurance reserves	(3,015)	(1,461)
Other regulatory liabilities	(2,786)	(2,940)
Goodwill	(2,378)	(2,766)
Capital loss carryforward	(1,254)	---
Unrealized losses, net	(1,005)	---
Other	(5,334)	(8,581)
Total Federal deferred tax assets	(53,314)	(41,268)
Valuation allowance	4,660	---
Total Federal deferred tax assets, net of valuation allowance	(48,654)	(41,268)

Net Federal deferred tax liabilities	$68,313	$79,577

The alternative minimum tax credit can be carried forward indefinitely to reduce the company's future tax liability.  The company has Federal net operating loss carryforwards of approximately $17 million at September 30, 2003 with respect to Virginia Gas, subject to a Section 382 limitation.  These net operating loss carryforwards expire in 2016 through 2020.  In addition, the company has provided a valuation allowance for certain tax attributes that reduces its net deferred tax assets to an amount management believes is more likely than not to be realized in future periods.  With respect to continuing operations, the company has state net operating losses in various jurisdictions.

The company's effective income tax rates differ from the statutory Federal income tax rates due to the following (in thousands):

	2003	2002	2001
Pre-tax income (loss)	$(52,589)	$(22,103)	$28,298
Federal income taxes computed at Federal statutory Tax rate of 35 percent	(18,406)	(7,736)	9,904
Increase (reduction) resulting from:
Excess of book over tax depreciation	146	329	321
Amortization of investment tax credits	(490)	(439)	(438)
Federal benefit of state tax provision	(331)	(977)	(1,357)
Write off of goodwill	4,620	---	---
Penalty payable to the State of New Jersey	700	---	---
Change in valuation allowance	4,660	---	---
Other, net	717	(183)	(324)
Total provision (credit) for Federal income taxes	(8,384)	(9,006)	8,106
Provision for State income taxes	944	2,791	3,879
Total provision (credit) for income taxes	$ (7,440)	$(6,215)	$11,985

NUI's Federal income tax returns for 2000 and 2001 are currently being examined by the Internal Revenue Service.  Management believes that its accrued tax liabilities are adequate and that any settlement related to such examinations is not expected to have a material impact on NUI's consolidated statements of operations, financial position and of cash flows.

20.          Retirement and Other Benefits

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

The changes in the pension benefit obligation for the company's plans were as follows (in thousands):

	2003	2002
Benefit obligation at beginning of year	$100,504	$94,610
Service cost	3,438	2,797
Interest cost	6,815	6,813
Plan amendments	---	64
Actuarial loss	21,300	5,296
Benefits paid	(8,744)	(9,076)
Benefit obligation at end of year	$123,313	$100,504

The change in the company's plan assets were as follows (in thousands):

	2003	2002
Fair value of plan assets at beginning of year	$92,366	$111,578
Actual return on plan assets	14,649	(10,136)
Employer contributions	3,300	---
Benefits paid	(8,744)	(9,076)
Fair value of plan assets at end of year	$101,571	$ 92,366

The reconciliation of the funded status of the company's funded plans as of September 30, 2003 and 2002 was as follows (in thousands):

	2003	2002
Funded status	$(21,742)	$(8,138)
Unrecognized net loss	47,920	34,643
Unrecognized prior service cost	1,676	2,126
Pension prepayment	$27,854	$28,631

The projected benefit obligation was calculated using a discount rate of 6.00 percent in fiscal 2003 and 6.75 percent in fiscal 2002, and an assumed annual increase in compensation levels of 4 percent in fiscal 2003 and 2002.  The expected long-term rate of return on assets was calculated at 9.25 percent in fiscal 2003 and 9.75 percent in fiscal 2002, and has been reduced to approximately 8.50 percent beginning in fiscal 2004.  The company's pension fund assets are invested approximately 70 percent in publicly traded equity securities and approximately 30 percent in publicly traded debt securities.

The components of pension expense for the company's plans were as follows (in thousands):

	2003	2002	2001
Service cost	$3,438	$2,797	$2,229
Interest cost	6,815	6,813	6,614
Return on plan assets	(8,270)	(10,592)	(12,504)
Net amortization and deferral	2,093	468	(684)
Pension expense (credit)	$4,076	$ (514)	$(4,345)

Certain key employees also participate in an unfunded supplemental retirement plan.  The projected benefit obligation under this plan was $7.4 million as of September 30, 2003, $6.7 million as of September 30, 2002, and $6.4 million as of September 30, 2001, and the expense for this plan was approximately $0.7 million in fiscal 2003, and $0.9 million in fiscal 2002 and 2001.  The company recorded $0.3 million, after-tax, and $0.2 million, after-tax, in fiscal years 2003 and 2002, respectively, due to an increased minimum liability related to the supplemental plan.  This adjustment has been included in "Accumulated Other Comprehensive Income" on the company's Consolidated Statement of Capitalization and Consolidated Statement of Shareholder's Equity.

The company has a retirement plan for eligible members of its board of directors, including both active and retired members.  To be eligible for retirement benefits under the plan, a director must have served as a director for at least 10 years, with a minimum of five years of service as a non-employee of the company and its subsidiaries.  Eligible plan participants will be paid, upon retirement and the attainment of age 65, an annual retirement benefit for life equal to the value of the annual board retainer in effect at the time of the director's retirement.  In May 2002, the board of directors terminated the retirement plan for all non-employee directors who become board members after that date.  The projected benefit obligation under this plan was approximately $1.4 million at September 30, 2003, and approximately $1.1 million at both fiscal years ending September 30, 2002 and 2001.  This pension liability is included within Regulatory and Other Liabilities on the Consolidated Balance Sheet. The expense for this plan was approximately $0.3 million in fiscal 2003.

Post-retirement Benefits Other Than Pensions.  The company provides certain health care benefits to all retirees that are receiving benefits under a company pension plan, other than the City Gas Company of Florida plan.

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

The changes in the post-retirement benefit obligation for the company's plans were as follows (in thousands):

	2003	2002
Benefit obligation at beginning of year	$21,637	$20,552
Service cost	326	264
Interest cost	1,425	1,451
Actuarial loss	4,066	1,528
Plan amendments	(563)	(134)
Benefits paid	(2,446)	(2,323)
Other	480	299
Benefit obligation at end of year	$24,925	$21,637

The changes in the company's plan assets were as follows (in thousands):

	2003	2002
Fair value of plan assets at beginning of year	$7,123	$1,700
Actual return on plan assets	112	88
Employer contributions	3,858	7,359
Plan participants' contributions	480	299
Benefits paid	(2,446)	(2,323)
Fair value of plan assets at end of year	$9,127	$7,123

The reconciliation of the funded status of the company's post-retirement plans other than pensions as of September 30, 2003 and 2002, was as follows (in thousands):

	2003	2002
Unfunded status	$15,798	$14,514
Unrecognized prior service credit	1,475	1,014
Unrecognized net loss	(9,307)	(5,047)
Accrued post-retirement benefit obligation	$ 7,966	$10,481

The components of post-retirement benefit expense other than pensions were as follows (in thousands):
	2003	2002	2001
Service cost	$326	$264	$224
Interest cost	1,425	1,451	1,476
Other	(408)	(161)	(164)
Net post-retirement expense	$1,343	$1,554	$1,536

The health care trend rate assumption is 10.0 percent in 2003 gradually decreasing to 5.0 percent for the year 2008 and later. The discount rate used to compute the accumulated post-retirement benefit obligation was 6.00 percent in fiscal 2003 and 6.75 percent in fiscal 2002. An increase in the health care trend rate assumption by one percentage point in all years would increase the accumulated post-retirement benefit obligation by approximately $2.5 million and the aggregate annual service and interest costs by approximately $0.2 million.

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

Savings and Investment Plans (401(k)).  The company maintains a voluntary 401(k) savings plan designed to enhance existing retirement programs covering eligible employees.  The plan allows eligible employees who participate to make contributions of up to six percent of their annual base pay, which are matched by contributions by the company. Contributions are invested at the election of the employee in the company's common stock or in various other investment funds.  Effective October 1, 2002, the company increased the match to 60 percent of each employee's first 6 percent of salary contributions. Prior to that date, the company matched participant contributions that were invested in the NUI Stock Fund at 60 percent and in all other funds at 50 percent.  Employer contributions charged to expense were $1.3 million for the fiscal years ended September 30, 2003 and 2002, and $1.2 million for the fiscal year ended September 30, 2001.

21.          Business Segment Information

The company's operations are organized and managed as three primary segments: Distribution Services, Energy Asset Management (formerly Wholesale Energy Marketing and Trading), and Retail and Business Services.  The Distribution Services segment currently distributes natural gas in three states through the company's regulated utility operations, and engages in appliance leasing, repair and maintenance operations, and off-system gas sales.  The Energy Asset Management segment reflects the operations of NUI Energy Brokers and all of the VGC subsidiaries.  The Retail and Business Services segment reflects the operations of the company's NUI Energy subsidiary, the billing services operations of UBS, and OAS, the company's digital mapping business, which used to be part of UBS.  The company also has corporate operations that do not generate any revenues.

During fiscal 2003, the company realigned its reportable business segments as follows:  the appliance service businesses in New Jersey and Florida, previously reported within the Retail and Business Services segment, are now included within the Distribution Services segment; off-system sales made by NUI Energy Brokers on behalf of the utility operations, previously reported within the Energy Asset Management segment, are now included within the Distribution Services segment; NUI Telecom, previously reported within the Retail and Business Services segment, was being held for sale at September 30, 2003, and is now reported within discontinued operations; the operations of TIC are being wound down by the company and have also been reported as discontinued operations; and the operating results of NUI Environmental, previously reported within discontinued operations, are now included as part of the Retail and Business Services segment.  The change for NUI Environmental, which was sold in September 2003, was due to the company's potential future involvement in this business under certain ancillary agreements entered into by the company on the date of the sale.

The following table provides information concerning the major segments of the company for each of the three fiscal years ended September 30, 2003, 2002 and 2001.  Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation.  All of the company's operations are in the United States and therefore do not need separate disclosure by geographic region. As discussed above, certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

(Dollars in thousands)	2003	2002	2001
Revenues:
Distribution Services	$615,563	$485,445	$618,415
Energy Asset Management	27,611	29,375	22,210
Retail & Business Services	14,204	11,121	16,885
Intersegment Revenues	(5,001)	(6,069)	(11,504)
Total Revenues	$652,377	$519,872	$646,006

Operating Margins:
Distribution Services	$190,280	$164,928	$168,812
Energy Asset Management	26,156	28,440	21,983
Retail & Business Services	8,256	7,556	15,610
Intersegment Margins	(1,742)	(2,195)	(6,457)
Total Operating Margins	$222,950	$198,729	$199,948

Pre-Tax Operating Income:
Distribution Services	$11,939	$43,223	$53,619
Energy Asset Management	12,888	14,208	13,263
Retail & Business Services	(8,296)	(1,504)	3,866
Total Pre-Tax Operating Income	$16,531	$55,927	$70,748

Depreciation & Amortization:
Distribution Services	$31,119	$28,457	$25,865
Energy Asset Management	2,040	2,507	697
Retail & Business Services	1,395	1,230	591
Total Depreciation & Amortization	$34,554	$32,194	$27,153

Identifiable Assets:
Distribution Services	$780,608	$765,035	$792,283
Energy Asset Management	166,013	148,234	155,224
Retail & Business Services	11,243	42,185	41,756
Total Identifiable Assets	$957,864	$955,454	$989,263

Capital Expenditures:
Distribution Services	$36,415	$41,731	$40,772
Energy Asset Management	1,907	836	8,020
Retail & Business Services	1,176	1,824	2,321
Total Capital Expenditures	$39,498	$44,391	$51,113

A reconciliation of the company's segment pre-tax operating income, depreciation and amortization, identifiable assets and capital expenditures to amounts reported on the consolidated financial statements is as follows:

(Dollars in thousands)	2003	2002	2001

Segment Pre-Tax Operating Income	$ 16,531	$55,927	$70,748
Non-segment pre-tax operating loss	(5,503)	(7,554)	(4,403)
Operating income from Continuing Operations	11,028	48,373	66,345
Other income	781	288	1,467
Net interest charges	22,094	21,378	22,236
Pre-Tax Income (Loss) from Continuing Operations	$(10,285)	$27,283	$45,576

Segment Depreciation & Amortization	$34,554	$32,194	$27,153
Non-segment depreciation & amortization	105	88	70
Depreciation & Amortization	$34,659	$32,282	$27,223

(Dollars in thousands)	2003	2002	2001

Segment Identifiable Assets	$ 957,864	$ 955,454	$ 989,263
Non-segment identifiable assets	62,899	83,528	157,128
Total Assets	$1,020,763	$1,038,982	$1,146,391

Segment Capital Expenditures	$39,498	$44,391	$51,113
Non-segment capital expenditures	2,331	11,279	8,336
Gross plant additions	41,829	55,670	59,449
Less: Capital lease additions	(1,406)	(9,779)	(1,338)
Capital expenditures by discontinued operations	(1,234)	(3,602)	(1,846)
Total Capital Expenditures	$39,189	$42,289	$56,265

22.          Commitments and Contingencies

Focused Audit. On March 20, 2003, the New Jersey Board of Public Utilities (NJBPU) announced the initiation of a focused audit of NUI Corporation, NUI Utilities, and Elizabethtown Gas.  The NJBPU had expressed the belief that recent downgrades of the senior unsecured debt of NUI and NUI Utilities, as well as negative credit rating agency comments, and concerns raised during a recent competitive services audit, substantiated the need for an in-depth review of the financial practices of the company and its subsidiaries.  On June 4, 2003, the NJBPU chose The Liberty Consulting Group to perform the audit.  The focused audit covered the following areas: corporate governance; strategic planning; financial structure and interaction; accounting and property records; executive compensation and affiliate transactions.  An interim audit report was released by the NJBPU on December 17, 2003 and the final audit report was issued on March 1, 2004 and was accepted and released by the NJBPU on March 17, 2004, at the NJBPU's public agenda meeting.  Among other things, the report criticizes NUI for the energy management practices on behalf of NUI Utilities, its financing and cash pooling arrangements, the impact of unprofitable non-utility operations on NUI Utilities, the method used to allocate shared services costs among its business units, and the propriety of rates established in the 2002 Elizabethtown base rate case. NUI filed responsive comments on March 26, 2004 and a settlement was reached with the NJBPU on April 14, 2004.  On April 26, 2004, the NJBPU issued a Final Order accepting and adopting the settlement agreement.  The company has recorded a pre-tax charge of $30 million to reflect the final settlement of the focused audit. Of this amount, $28 million was recorded as the amount to be refunded to customers in New Jersey (See Note 1-Regulatory Assets and Liabilities).  The company has also agreed to pay interest at 7.95 percent annually on the unpaid balance.

In addition, the company has established a pre-tax reserve of $2.6 million in anticipation of providing refunds to customers in Florida as a result of transactions by the company's NUI Energy Brokers subsidiary.

Default under Credit Agreements. In February 2003, NUI and NUI Utilities each replaced their respective previous credit agreements with new revolving agreements.  In November 2003, each of NUI and NUI Utilities refinanced the February 2003 facilities and entered into credit agreements for new 364-day credit facilities.  NUI's delay in delivering audited financial statements for fiscal 2003 resulted in defaults under such credit agreements.  On January 26, 2004, NUI and NUI Utilities both obtained waivers of such defaults from the lenders under their respective credit agreements and (i) received an extension to March 1, 2004 of the delivery date for NUI's audited financial statements for fiscal 2003 and unaudited financial statements for the first fiscal quarter of 2004 and (ii) amended the credit agreements to clarify certain technical provisions.  Subsequently, on March 12, 2004, NUI and NUI Utilities obtained a limited waiver from the lenders under their respective credit agreements further waiving the defaults described above.  These credit facilities were amended as of May 10, 2004 to further extend these deadlines.

The delay in delivering certain officers' certificates, SEC filings and quarterly financial information throughout the fiscal year 2003, as well as audited fiscal 2003 financial statements and related documents (Required Documents), resulted in breaches under certain loan agreements, trust indentures, and related documents underlying NUI Utilities' gas revenue bond facilities, namely (i) $20 million of 6.40 percent bonds due October 1, 2024, (ii) $46.5 million of 6.35 percent bonds due October 1, 2022, (iii) the Variable Bonds (as defined below), (iv) $54.6 million of 5.70 percent bonds due June 1, 2032 and (v) $40 million of 5.25 percent bonds due November 1, 2033, as well as under the 8.35 percent medium term notes.

Many of these breaches were cured on May 10, 2004 with delivery of many of the Required Documents.  The remaining breaches will be cured by virtue of NUI Utilities' delivery of this annual report, related officers' certificates and other financial information.

Defaults may occur in the near future under the Variable Bonds, the 5.25 percent bonds and the 8.35 percent medium term notes if NUI Utilities does not provide unaudited financial statements for NUI for the fiscal quarters ended December 31, 2003 and March 31, 2004, and related documentation and officers' certificates.  Defaults may occur in the near future under the 5.70 percent bonds if NUI Utilities does not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 and unaudited financial statements for NUI Utilities for fiscal quarters ended December 31, 2003 and March 31, 2004.  To date, NUI has obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facilities to June 30, 2004.  NUI and NUI Utilities are working diligently to deliver the required documentation within this timeframe.

Commitments.  On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUISS and Duke Energy Saltville Gas Storage, LLC (DESGS) have created a limited liability company, SSLLC.  After receiving appropriate regulatory approvals, in February 2003 VGC contributed certain storage assets valued at approximately $16.3 million to SSLLC.  DESGS has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose.  To the extent SSLLC determines it needs additional funding (which decision can only be made jointly by the company and DESGS), the company and DESGS are obligated to fund the development of SSLLC equally.

The company has loaned SSLLC approximately $17.6 million toward the development of the Saltville storage facility through September 30, 2003, and currently estimates its share of funding to be nil in fiscal 2004, and $2.5 million in fiscal 2005. Subsequent years will be funded with internally generated cash flows of the joint venture.

In conjunction with the development of the Saltville facility, during December 2002, the company entered into a twenty-year agreement with Duke Energy Gas Transmission (DEGT) for the firm transportation of natural gas on the planned Patriot pipeline. Upon completion of the pipeline in November 2003, the company became obligated to pay annual demand charges of approximately $4.7 million over the life of the agreement.

In August 2003, the company entered into a twenty-year agreement with SSLLC for the firm storage of natural gas. Upon completion of DEGT's Patriot pipeline in November 2003, the company became obligated to pay annual demand charges of $0.3 million over the life of the agreement.

Regarding the transportation and storage agreements discussed above, the company is not utilizing the Patriot pipeline in its operations at this time since it has discontinued its trading operations.  However, the company is currently evaluating how to obtain the maximum benefit from its rights under these agreements.

Guarantees. The company has guarantees of approximately $293.4 million to 69 counterparties as of September 30, 2003, in support of NUI Energy Brokers' trading activities. These guarantees are necessary to facilitate trading with a broad group of potential counterparties, although typically NUI Energy Brokers uses only a fraction of the issued guarantees at any given time. Further, since NUI Energy Brokers has netting agreements in place with most of its counterparties, the guarantees would apply only to net balances owed to its respective counterparties with which it has such agreements. As of September 30, 2003, the amount of purchases covered by outstanding guarantees was approximately $12.1 million.

NUI Telecom had a contract with a service provider, which guaranteed that NUI Telecom would purchase a minimum of $325,000 of services monthly through February 2004. The guarantee was necessary to support NUI Telecom's purchase of capacity to use in the provision of telecommunications services. The penalty for purchasing less than the minimum amount is 25 percent of each dollar below $325,000. NUI Telecom had historically purchased services in excess of $325,000 from the service provider, and accordingly had not recorded any penalty amounts under the guarantee. On December 15, 2003, this guarantee was assumed by the acquirer of NUI Telecom (see Note 24).

Environmental Matters. The company owns, or previously owned, certain properties located in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland on which manufactured gas plants (MGP) were operated by the company or by other parties in the past. In New Jersey, the company is currently conducting remedial activities at such properties with oversight from the New Jersey Department of Environmental Protection and anticipates initiation of such activities in the state of North Carolina within the next five years.  Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded on a undiscounted basis a total reserve of approximately $33.9 million which the company believes represents the probable minimum amount the company may expend over the next 30 years. Of this reserve, approximately $30.2 million relates to remediation of the New Jersey MGP properties and approximately $3.7 million relates to remediation of the MGP properties located outside the state of New Jersey.

The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the New Jersey Board of Public Utilities (NJBPU) to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has begun rate recovery of approximately $9.8 million of environmental costs incurred through June 30, 2002, of which a portion has been recovered through September 30, 2003.  Recovery of an additional $0.7 million incurred between July 1, 2002, and June 30, 2003 is currently pending NJBPU approval. Accordingly, the company has recorded a regulatory asset of approximately $36.4million, inclusive of interest, as of September 30, 2003, reflecting the future recovery of both incurred costs and future remediation liabilities in the state of New Jersey.  The company has also been successful in recovering a portion of MGP remediation costs incurred in New Jersey from the company's insurance carriers and continues to pursue additional recovery. As further discussed in Note 11, the company sold the net assets of its North Carolina Gas utility division on September 30, 2002 and its Valley Cities Gas and Waverly Gas utility divisions on November 7, 2002. Included in these asset sales were the environmental obligations for two of the company's MGP sites: one in North Carolina and one in Pennsylvania. With respect to costs associated with the MGP properties located outside New Jersey, the company is currently pursuing or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. Although the company has been successful to date in recovering a portion of MGP remediation costs incurred outside of New Jersey from the company's insurance carriers, the company is not able to express a belief as to the success of additional recovery efforts. The company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Gas Procurement Contracts.  Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amounted to approximately $60.1 million in fiscal 2004 (this amount includes the company's obligations under two twenty-year agreements to pay annual demand charges for the firm transportation and storage of natural gas, discussed above).  The company currently recovers, and expects to continue to recover, such fixed charges through its purchased gas adjustment clauses.  The company also is committed to purchase from a single supplier, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 billion cubic feet per year.  In the event that the company does not purchase the minimum quantity in a given year, the company has until the next contract year to make up the difference or risk reduction in the contracted daily delivery quantity.  The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Legal Matters.  Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and two of its former presidents violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003, and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation.  The five consolidated lawsuits include:  (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 12, 2003, and subsequently plaintiffs were granted leave to file a Second Amended Consolidated Complaint, which was filed on July 17, 2003.  The Second Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company, and two of its former presidents. Specifically, the Second Amended Complaint alleges that the defendants (i) failed to disclose material facts that would impair the company's current and future earnings, including (a) the allegedly accurate amount and explanation of the company's bad debts, (b) a purportedly illegal practice by the company in "re-terminating" intrastate calls, (c) alleged accounting improprieties in connection with purportedly unearned revenue, and (d) allegedly inaccurate earnings per share information, and (ii) inflated the company's earnings materially by (a) allegedly making misleading statements concerning, and failing to properly record, bad debt costs, (b) allegedly attributing the company's rising costs to incorrect and immaterial factors, and (c) purportedly pursuing illegal telecommunications billing practices. The Second Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. On October 14, 2003, defendants moved to dismiss the Second Amended Complaint under, inter alia, the Private Securities Litigation Reform Act.  Opposition papers to the motion to dismiss were served on December 19, 2003, and reply papers were filed on February 23, 2004.  The motion was heard on March 15, 2004.  By decision and order dated April 23, 2004, the district court granted in part and denied in part defendants' motion to dismiss.  The district court dismissed the Section 10(b) claims against the individual defendants and dismissed all claims against the company concerning the alleged "reterminating" scheme. The district court denied the motion to dismiss with respect to certain allegations that the company made misleading misstatements concerning the accurate level of bad debt and earnings and denied the motion to dismiss the Section 20(a) claims against the individual defendants.

No discovery has occurred and defendants' time to answer the complaint has not yet run.  Although the Company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

Flint Energy Construction Co., Inc. sued Virginia Gas Pipeline Company (VGPC) on a contract claim for amounts billed to VGPC for work performed by Flint Energy as general contractor on the extension of VGPC's P-25 pipeline.  VGPC is counter-suing Flint for breach of contract.  The case has moved to the deposition phase and is expected to be brought to trial in June of 2004.  Flint originally billed VGPC $2.2 million, which represents the disputed amount.  At this time, the company is unable to determine the likely outcome.

Plaintiffs, Specific Cruise Systems, Inc. and Frigette, Inc. d/b/a SCS/Frigette, Inc., filed a Petition in Texas state court against TIC, one of TIC's former employees, Sherry Walton, and Nortel Networks, Inc. on November 5, 2002 for alleged damages relating to lost profits and replacement services arising out of their claims for breach of contract, fraudulent inducement, and breach of warranty, as well as for an offset/credit in connection with the sale by TIC of telephone equipment.  TIC denies that it made such representations and is relying upon the contracts entered into between the parties.  TIC seeks payment for the balance due relating to the sale in the amount of $83,331.00.  If the provisions of the contract are not enforceable, the plaintiffs may be entitled to lost profits resulting from the alleged delay in the installation of the system and the alleged interference with their business resulting from defects in the system.  If the contract is deemed enforceable, a provision in the contract providing a limitation on liability may preclude recovery by plaintiff on certain issues.  On June 11, 2003, TIC filed a Motion to Compel Arbitration; no decision has been rendered on the motion.  Discovery is continuing.  At this time, the company is unable to determine the likelihood of an outcome.

The plaintiffs, James Greiff and TIC Enterprises, Inc., sued the company and three other company related entities, NUI Sales Management, Inc. (NUI Sales), NUI Capital Corp. and TIC, for breach of contract and fraud arising out of the company's purchase of Greiff's interest in TIC Enterprises, LLC. The plaintiffs allege they are entitled to payment on a $3 million promissory note and have made claims arising from the defendants' alleged breach of a 2001 purchase agreement for $22 million in punitive damages for the defendants' alleged fraud and $3 million plus interest and punitive damages for the defendants' alleged fraudulent transfers.  The plaintiffs have also alleged a tortious interference claim for $3 million, which the court previously dismissed. The company and the remaining defendants are vigorously defending the lawsuit and deny any liability to the plaintiffs. NUI Sales and defendant TIC have a four-count counterclaim against both plaintiffs for more than $3 million.  They are for: (1) breach of the 2001 Purchase Agreement; (2) breach of the 1997 Amended and Restated Limited Liability Company Agreement; (3) fraud in the inducement; and (4) unjust enrichment.  This case, originally filed in the Northern District of Georgia, was recently transferred on defendants' motion to the District of Delaware.

The parties are in the midst of discovery, and have exchanged written responses and objections to discovery requests along with numerous documents. The parties have also begun taking depositions of the parties and fact witnesses.  On May 2, 2004, NUI proposed a settlement to the plaintiffs in which the company agreed to pay the plaintiffs $1.4 million to completely satisfy NUI's obligation under the note, as well as to resolve all other claims that the company and the plaintiffs had brought against each other.  On May 5, 2004, NUI received the plaintiffs' written acceptance of the company's settlement proposal, and the plaintiffs requested that NUI prepare the appropriate settlement documents for review.  As a result, the company reduced the amount payable under the note from $3.0 million to $1.4 million on the September 30, 2003 Consolidated Balance Sheet, and recorded a gain of $1.6 million in other income on the Consolidated Statement of Income for fiscal 2003.

Other. On November 19, 2003, the company announced that in connection with the focused audit of NUI Corporation, NUI Utilities, and Elizabethtown Gas initiated by the NJBPU, certain questionable transactions within NUI Energy Brokers were identified. The Attorney General of the State of New Jersey also is conducting a criminal investigation relating to NUI Energy Brokers.  In connection with this investigation, NUI received subpoenas issued by the New Jersey State Attorney General's Office.  NUI is cooperating fully with the New Jersey Attorney General's Office.

In November 2003, the SEC advised the company that it is conducting an informal inquiry with respect to the investigation of NUI Energy Brokers by the New Jersey Attorney General's Office.  On March 1, 2004, the SEC requested the company to voluntarily produce certain documents in furtherance of its informal inquiry.  In particular, the SEC is requesting information regarding allegations of inappropriate conduct by employees of NUI Energy Brokers.  NUI is fully cooperating with the SEC.  At this point, the company cannot predict whether or not the SEC will initiate a formal investigation into this matter.

The Audit Committee of the Board of Directors of NUI had previously retained independent counsel to conduct an internal investigation into these transactions at NUI Energy Brokers.

The company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

23.          Related Party Transactions

As discussed in Note 17, the company is party to a lease agreement with Liberty Hall Joint Venture for the occupancy of a 200,000 square foot office building in Union, New Jersey. The Joint Venture participants are Cali Liberty Hall Associates (a New Jersey general partnership) and Enjay Realty, LLC (Enjay). John Kean, a member of the Board of Directors of NUI, is the majority owner of Enjay. All negotiations relative to the lease were conducted between the company and Cali Liberty Hall Associates. In accordance with the lease, the annual base rent was approximately $3.2 million for each of the fiscal years ended September 30, 2003 and 2002. The lease provides for annual base rents of approximately $3.2 million from 2004 to 2005, $3.4 million from 2006 through 2010, $3.6 million from 2011 through 2015, $3.9 million from 2016 through 2020, and $4.2 million from 2021 through 2022.

The company is party to a consulting agreement with John Kean, who retired as Chief Executive Officer of the company effective April 1, 1995. The agreement expired on March 31, 2004. Under the agreement, Mr. Kean provided consulting services to the company for up to 110 hours each calendar month. The agreement required Mr. Kean to devote sufficient time and effort to perform such duties as may be assigned by the company or the Board of Directors from time to time. In consideration of the services rendered under the agreement, the company provided Mr. Kean with an annual fee of $280,000, office space, clerical support and expense reimbursement. Other than amounts paid under the agreement, Mr. Kean did not receive any compensation for serving on the Board or Committees of the Board of the company, its divisions or subsidiaries.

In addition, the company is party to two gas transportation agreements with National Fuel Gas Supply Corporation (NFGSC). The agreements are under rate Schedule FT dated October 27, 1995 and rate Schedule EFT dated August 1, 1993.  Bernard S. Lee is a director of NFGSC.  In fiscal 2003, the company paid $1,662,192 to NFGSC under these agreements.

24.          Subsequent Events

On October 30, 2003, the company agreed to sell its NUI Telecom subsidiary for $2.0 million. The transaction closed on December 15, 2003, which was immaterial to NUI's results for the first quarter of fiscal 2004. The operating results of NUI Telecom have been classified as discontinued operations in the Consolidated Statement of Income for all periods presented (see Note 11).

During November 2003, the company commenced a reorganization effort that resulted in workforce reductions, which involved the severance of 17 employees in several of the company's corporate shared services departments. The reorganization resulted in charges of approximately $1.1 million to operations and maintenance expense during the first quarter of fiscal 2004, primarily relating to severance costs.

In January 2004, two executive officers ended their employment with the company.  A. Mark Abramovic served as President of the company since September 26, 2003, until his retirement in January 2004.  Previously he served as Senior Vice President and Chief Financial Officer since September 1997 and as Chief Operating Officer since May 1998.  Until his resignation in January 2004, James R. Van Horn served as Chief Administrative Officer since May 1998 and as General Counsel and Secretary since 1995.  With respect to the departure of these two executives, the company recorded a $2.1 million charge in operations and maintenance expense in the second quarter of fiscal 2004 primarily relating to severance costs.

25.          Unaudited Quarterly Financial Data

The quarterly financial data presented below reflects the seasonal nature of the company's utility operations which normally results in higher earnings during the heating season, which is primarily in the first two fiscal quarters (dollars in thousands, except per share amounts):

	Fiscal Quarters
	First	Second	Third	Fourth	Total
Fiscal 2003:
Operating revenues	$171,817	$249,729	$135,293	$95,538	$652,377
Operating income (loss)	17,230	36,110	94	(42,406)	11,028
Income (loss) from continuing operations	7,361	18,437	(3,813)	(33,302)	(11,317)
Discontinued operations, net of taxes	(206)	(414)	(21,257)	(6,085)	(27,962)
Effect of change in accounting, net of taxes	---	(5,870)	---	---	(5,870)
Net income (loss)	$7,155	$12,153	$(25,070)	$(39,387)	$(45,149)
Income (loss) from continuing operations per share	$0.46	$1.15	$(0.24)	$(2.08)	$(0.71)
Net income (loss) per share	$0.45	$0.76	$(1.57)	$(2.46)	$(2.82)

Fiscal 2002:
Operating revenues	$155,739	$177,713	$96,673	$89,747	$519,872
Operating income (loss)	18,758	31,286	(1,452)	(219)	48,373
Income (loss) from continuing operations	7,766	14,843	(3,927)	(2,631)	16,051
Discontinued operations, net of taxes	482	(1,007)	(7,408)	(6,364)	(14,297)
Effect of change in accounting, net of taxes	(17,642)	---	---	---	(17,642)
Net income (loss)	$(9,394)	$13,836	$(11,335)	$(8,995)	$(15,888)
Income (loss) from continuing operations per share	$ 0.56	$1.04	$(0.25)	$(0.17)	$1.08
Net income (loss) per share	$(0.67)	$0.97	$(0.72)	$(0.57)	$(1.06)

Quarterly net income (loss) per share in fiscal 2002 does not total to the annual amount in the Consolidated Statements of Income due to rounding and to changes in the average common shares outstanding.

As discussed in Note 11, the company has classified the results of NC, VCW, NUI Telecom and TIC as Discontinued Operations in the Consolidated Statements of Income.  Accordingly, certain quarterly 2003 and 2002 data have been restated to reflect the reclassification of discontinued operations, which did not have an effect on net income.

SCHEDULE II
NUI Corporation and Subsidiaries Valuation and Qualifying Accounts For each of the Three Years in the Period Ended September 30, 2003 (Dollars in thousands)

		Additions
Description	Balance, Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance, End of Period

2003
Allowance for doubtful accounts	$ 4,267	$12,410	$ 236(a)	$9,609(b)	$ 7,304
Environmental remediation reserve	$33,852	---	573	484	$33,941
Restructuring reserve	$ 284	---	---	284	$ ---

2002
Allowance for doubtful accounts	$ 3,483	$ 6,609	$1,266(a)(c)	$7,091(b)	$ 4,267
Environmental remediation reserve	$32,559	---	2,453	1,160	$33,852
Restructuring reserve	$ ---	1,203	---	919	$ 284

2001
Allowance for doubtful accounts	$ 1,369	$ 5,734	$2,893(a)(c)	$6,513(b)	$ 3,483
Environmental remediation reserve	$33,361	---	---	802	$32,559

[a] Recoveries

[b] Uncollectible amounts written off.

[c] Acquisitions

 Note: The schedule above excludes amounts included within Assets and Liabilities Held for Sale on the Consolidated Balance Sheets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     NUI CORPORATION

                                                                     By: STEVEN D. OVERLY
                                                                     Vice President,
                                                                     General Counsel and Secretary
                                                                     May 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CRAIG G. MATTHEWS	President, Chief Executive Officer (Principal Executive Officer)	May 13, 2004
DAN SCOULER	Interim Chief Financial Officer	May 13, 2004
PETER E. MARICONDO	Vice President and Corporate Controller (Principal Accounting Officer)	May 13, 2004
JAMES J. FORESE	Chairman and Director	May 13, 2004
JOHN KEAN	Director	May 13, 2004
DR. VERA KING FARRIS	Director	May 13, 2004
J. RUSSELL HAWKINS	Director	May 13, 2004
BERNARD S. LEE	Director	May 13, 2004
R. V. WHISNAND	Director	May 13, 2004
ROBERT P. KENNEY	Director	May 13, 2004