Form 10-Q
period 2003-12-31
NUI CORP /NJ/
filed 2004-05-20
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE S
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

 Yes        No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

 Yes X    No

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2004: Common Stock, No Par Value: 15,968,345 shares outstanding.

Item 1. Financial Statements

NUI Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002
Operating Margins
Operating revenues	$166,503	$171,817
Less - Purchased gas and fuel	101,220	109,023
Cost of sales and services	3,636	3,502
Energy taxes	3,906	3,494
	57,741	55,798

Other Operating Expenses
Operations and maintenance	39,411	27,850
Restructuring costs	1,146	---
Depreciation and amortization	8,799	8,627
Taxes, other than income taxes	2,396	2,091
	51,752	38,568

Operating Income	5,989	17,230

Equity in earnings of Saltville Gas Storage Company, LLC	377	---
Loss on extinguishment of debt	9,940	---
Other income	679	416
Interest expense	8,879	6,340
Other interest (income)	(731)	(993)

Income (Loss) from Continuing Operations Before Income Taxes	(11,043)	12,299

Income tax expense (benefit)	(3,645)	4,938

Income (Loss) from Continuing Operations	(7,398)	7,361

Discontinued Operations
Loss from discontinued operations	(1,140)	(349)
Income tax benefit	(376)	(143)
Loss from Discontinued Operations	(764)	(206)

Net Income (Loss)	$(8,162)	$7,155

Basic and Diluted Income (Loss) from Continuing Operations Per Share of Common Stock	$ (0.46)	$ 0.46
Basic and Diluted Net Income (Loss) Per Share of Common Stock	$ (0.51)	$ 0.45

Dividends Per Share of Common Stock	$0.245	$0.245

Weighted Average Number of Shares of Common Stock Outstanding	15,989,740	16,025,353

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2003 (Unaudited)	September 30, 2003 (*)
ASSETS
Current Assets
Cash and cash equivalents	$60,292	$25,209
Accounts receivable (less allowance for doubtful accounts of $6,079 and $7,304, respectively)	91,443	55,575
Fuel inventories, at average cost	57,492	63,852
Unrecovered purchased gas costs	38,635	25,398
Derivative assets	8,855	8,059
Federal income tax receivable	---	3,333
Assets held for sale	---	7,976
Prepayments and other	59,589	31,120
	316,306	220,522

Property, Plant and Equipment
Property, plant and equipment, at original cost	966,197	954,446
Accumulated depreciation and amortization	(330,899)	(323,370)
Unamortized plant acquisition adjustments, net	13,104	13,372
Assets held for sale	---	147
	648,402	644,595

Funds for Construction Held by Trustee	2,061	2,058
Investment in Saltville Gas Storage Company, LLC	16,834	16,456
Other Investments	195	210

Other Assets
Regulatory assets	50,329	57,040
Notes receivable from Saltville Gas Storage Company, LLC	18,120	17,575
Other receivable from Saltville Gas Storage Company, LLC	6,661	8,010
Long-term portion of derivative assets	7,416	5,133
Goodwill	8,056	8,056
Assets held for sale	---	1,002
Other assets	37,890	40,106
	128,472	136,922
	$1,112,270	$1,020,763

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$335,000	$164,100
Notes payable	1,400	1,400
Current portion of long term debt and capital lease obligations	1,904	2,167
Accounts payable, customer deposits and accrued liabilities	117,955	125,353
Liabilities held for sale	---	3,150
Federal income and other taxes	8,969	5,166
Current portion of deferred Federal income taxes	7,875	6,705
	473,103	308,041

Other Liabilities
Capital lease obligations	9,721	9,798
Deferred Federal income taxes	54,461	61,608
Liabilities held for sale	---	19
Unamortized investment tax credits	3,267	3,375
Environmental remediation reserve	33,938	33,941
Regulatory and other liabilities	71,822	64,813
	173,209	173,554

Capitalization
Common shareholders' equity	216,896	230,115
Long-term debt	249,062	309,053
	465,958	539,168
	$1,112,270	$1,020,763

* Derived from audited financial statements.
See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2003	2002
Operating Activities
Net income (loss)	$(8,162)	$7,155
Less: Loss from discontinued operations, net of tax	(764)	(206)
Net income (loss) from continuing operations	(7,398)	7,361
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,799	8,627
Deferred Federal income taxes	(5,977)	(1,162)
Amortization of deferred investment tax credits	(108)	(188)
Derivative assets and liabilities	4,648	3,457
Regulatory assets and liabilities	4,544	1,914
Other	(1,612)	1,456
Effect of changes in:
Accounts receivable, net	(35,868)	(81,368)
Fuel inventories	6,360	323
Accounts payable, deposits and accruals	(7,398)	49,286
Under-recovered purchased gas costs	(11,805)	(6,793)
Prepaids and other	(28,469)	10,099
Federal and state income taxes	7,136	4,982
Other	2,174	1,105
Net cash used in continuing operations	(64,974)	(901)
Net cash provided by (used in) discontinued operations	5,537	(5,239)
Net cash used in operating activities	(59,437)	(6,140)

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	138	287
Dividends to shareholders	(3,904)	(3,937)
Payments of long-term debt	(60,000)	---
Principal payments under capital lease obligations	(704)	(670)
Net short-term borrowings	170,900	16,310
Net cash provided by continuing operations	106,430	11,990
Net cash used in discontinued operations	---	(3)
Net cash provided by financing activities	106,430	11,987

Investing Activities
Cash expenditures for property, plant and equipment	(12,150)	(12,672)
Net proceeds from sale of subsidiaries	---	15,309
Other	585	(173)
Net cash provided by (used in) continuing operations	(11,565)	2,464
Net cash used in discontinued operations	(345)	(2,805)
Net cash used in investing activities	(11,910)	(341)

Net increase in cash and cash equivalents from continuing operations	29,891	13,553
Net increase (decrease) in cash and cash equivalents from discontinued operations	5,192	(8,047)
Net Increase in Cash and Cash Equivalents	$35,083	$ 5,506

Cash and Cash Equivalents
At beginning of period	$25,209	$ 4,247
At end of period	$60,292	$ 9,753

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (NUI and, together with its subsidiaries, the company, we, our, or us).  NUI is a diversified energy company that is primarily engaged in the sale and distribution of natural gas through its local utility companies.  NUI's local utility operations are carried out by NUI's wholly-owned subsidiary, NUI Utilities, Inc. (NUI Utilities) and a subsidiary of Virginia Gas Company (VGC), and serve approximately 369,000 customers in four states along the eastern seaboard of the United States. NUI Utilities is comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated businesses are carried out by NUI Capital Corp. and its subsidiaries.  As of April 1, 2004, however, the company's only remaining non-regulated subsidiary with substantial continuing operations is Utility Business Services, Inc. (UBS), a billing and customer information systems and services subsidiary. The company's other non-regulated subsidiaries have either been sold or are winding down their operations; these subsidiaries include: NUI Environmental, Inc. (NUI Environmental), an environmental project development subsidiary sold in September 2003; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary sold in December 2003 (see Note 4); NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; OAS Group, Inc. (OAS), the company's digital mapping operation, which prior to September 30, 2003, was part of UBS; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary which sold wireless and network telephone services. The company's wholly-owned subsidiary, NUI Saltville Storage, Inc. (NUISS), is a fifty-percent member of Saltville Gas Storage Company, LLC (SSLLC). SSLLC is a joint venture with a unit of Duke Energy that is developing a natural gas storage facility in Saltville, Virginia. All intercompany accounts and transactions have been eliminated in consolidation.

On September 26, 2003, the company's Board of Directors announced it was pursuing the sale of the company. The company has engaged two investment banks to serve as financial advisors to the company while it seeks a buyer. As discussed in Note 5, for all periods presented, the company has classified the results of Valley Cities Gas and Waverly Gas, NUI Telecom, and TIC as Discontinued Operations in the Consolidated Statements of Income. The assets and liabilities of NUI Telecom have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheet as of September 30, 2003.

During fiscal 2003, the company discontinued the operations of NUI Energy and TIC. During January 2004, the company began to wind down the trading operations of NUI Energy Brokers and discontinued trading operations altogether at NUI Energy Brokers in March 2004, although NUI Energy Brokers continues to manage its prior contractual obligations under a long-term sales agreement in addition to two long-term gas storage and transportation agreements discussed in Note 12. Effective April 1, 2004, OAS has subcontracted all of its existing services to a third party engineering firm. OAS has notified its customers that upon expiration of their current contracts, their relationship with OAS will terminate.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the company's Annual Report on Form 10-K for the fiscal year ended      September 30, 2003.

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

2.     Liquidity Issues

As a result of various factors, NUI and NUI Utilities have experienced and expect to continue experiencing significant liquidity problems. Liquidity needs for NUI Utilities generally are driven by factors that include: prepayment for its natural gas requirements; natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the purchased gas adjustment clauses; both discretionary and required repayments of short- and long-term debt; capital spending; and working capital requirements, such as administrative expenses and taxes.  Liquidity needs at NUI's non-utility operations generally are driven by required repayments of short-term debt and working capital requirements.

Based upon the factors noted above and current anticipated cash flows, both NUI and NUI Utilities believe that they have sufficient liquidity to meet their financial obligations through the remainder of the fiscal year ending September 30, 2004.  However, subsequent to September 30, 2004, NUI and NUI Utilities believe they may not have sufficient liquidity to meet their continuing obligations based upon the following:

-       NUI and NUI Utilities each have separate revolving credit facilities aggregating $405 million, which expire on November 22, 2004, and each may only be extended for a successive 364-day increment if certain conditions are met. If these facilities are not extended or satisfactorily refinanced, the companies would need to seek alternative solutions to satisfy their liquidity requirements.

-       Upon renewal of NUI's revolving credit facility, NUI would be required to prepay, on or about November 22, 2004, an interest reserve account for the benefit of the lenders under NUI's credit agreement in the amount of approximately $20 million.

-       Under the terms of NUI Utilities' natural gas asset management contract with Cinergy Marketing & Trading LP (Cinergy), NUI Utilities is required to pay in advance, in varying amounts, for its gas requirements on a monthly basis over the contract period. As a result of the prepayment obligations, in addition to the renewal of its credit facility, NUI Utilities may require additional funds in early fiscal 2005 in order to meet its continuing obligations. Further, in order for NUI Utilities to obtain such additional funds, it is required to obtain the approval of its lenders and the NJBPU.

-       On September 26, 2003, the Board of Directors of NUI announced its intention to sell the company.  If we are unable to sell the company, or if a sale is not completed in a timely manner, this could materially adversely affect NUI's and NUI Utilities' financial condition, results of operations and liquidity.

As noted above, based upon current anticipated cash flows, the company believes it will have sufficient liquidity to meet its financial obligations through the end of fiscal year ending September 30, 2004 and the company also believes it will remain in compliance with all covenants under its various debt agreements for the remainder of the year ending September 30, 2004 (see Notes 10 and 11 for further discussion on debt covenants). The company plans to address its liquidity concerns by: successfully completing the sale of the company; extending its existing credit facilities beyond the current termination date of November 22, 2004; and obtaining additional financing to ensure NUI Utilities' ability to, among other things, meet its gas purchase prepayment requirements under its natural gas asset management contract with Cinergy. If the company is unsuccessful in its efforts to effectively resolve its liquidity concerns, it may need to reorganize its operations and restructure its credit and debt financing.

3.     Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):

	December 31, 2003	September 30, 2003

Common stock, no par value	$287,453	$288,620
Shares held in treasury	(5,013)	(5,320)
Retained deficit	(61,017)	(48,951)
Unearned employee compensation	(2,310)	(3,589)
Accumulated other comprehensive loss (Note 8)	(2,217)	(645)
Total common shareholders' equity	$216,896	$230,115

4.       Sale of NUI Telecom

On October 30, 2003, the company agreed to sell its NUI Telecom subsidiary for $2.0 million. The transaction closed on December 15, 2003. The operating results of NUI Telecom have been classified as discontinued operations in the Consolidated Statements of Income for all periods presented (see Note 5).

5.     Discontinued Operations and Assets and Liabilities Held for Sale

The revenues, margins and operating income (losses) of the company's discontinued operations that have been reported as discontinued operations on the Consolidated Statements of Income for the three-month periods ended December 31 are as follows, exclusive of affiliate transactions (in thousands):

	2003	2002
Revenues:
Distribution Services	$ ---	$ 553
Retail & Business Services	7,077	12,601
Operating Revenues	$7,077	$13,154

Operating Margins:
Distribution Services	$ ---	$ 250
Retail & Business Services	1,630	4,963
Operating Margins	$1,630	$5,213

Pre-Tax Operating Income (Loss):
Distribution Services	$ ---	$ 120
Retail & Business Services	(2,492)	154
Pre-Tax Operating Income (Loss)	(2,492)	274
Other Income (Expense)	1,352	(619)
Net Interest Charges	---	4
Pre-Tax Loss from Discontinued Operations	$(1,140)	$(349)

The amounts included above within Distribution Services are for Valley Cities Gas and Waverly Gas, which were sold collectively on November 7, 2002 for approximately $15 million.  The amounts included above within Retail and Business Services are for NUI Telecom, which was sold on December 15, 2003 for $2 million, and TIC, whose operations have been discontinued. Both sales were immaterial to the company's results in the respective periods. In addition, the assets and liabilities held for sale on the Consolidated Balance Sheet at September 30, 2003 (not shown here) relate to NUI Telecom.

6.     Earnings Per Share

The following table summarizes the company's basic and diluted earnings per share calculations for the three-month periods ended December 31 (amounts are in thousands, except per share amounts):

	2003	2002
Income (loss) from continuing operations	$(7,398)	$7,361
Loss from discontinued operations	(764)	(206)
Net income (loss)	$(8,162)	$7,155

Weighted Average Shares Outstanding	15,990	16,025

Earnings (Loss) Per Share:
Basic and diluted income (loss) from continuing operations	$(0.46)	$0.46
Basic and diluted loss from discontinued operations	(0.05)	(0.01)
Basic and diluted net income (loss)	$(0.51)	$0.45

The company's weighted average diluted shares outstanding (not shown) includes shares which would be issuable upon the exercise of stock options outstanding under NUI's stock option plan, which is added to weighted average shares outstanding.  As of December 31, 2003, unvested stock options having an exercise price less than the market value of the company's shares for the three-month period provided for an additional 393 shares of common stock equivalents outstanding, which had no impact on the calculation of company's diluted earnings per share.  The number of shares that could potentially be dilutive to earnings per share in the future that have been excluded in the computation of diluted earnings per share, because to do so would have been antidilutive, are 328,200 and 1,006,500, respectively, as of December 31, 2003 and December 31, 2002.

7.     Restructuring Charges and Other Employee Severance Costs

During November 2003, the company commenced a reorganization effort that resulted in workforce reductions. The reorganization efforts resulted in charges of approximately $1.1 million to restructuring costs in the first quarter of fiscal 2004, primarily relating to severance costs for 17 individuals. The company has approximately $1.0 million of unpaid liabilities included in Accounts Payable, Customer Deposits, and Accrued Liabilities on the Consolidated Balance Sheet at December 31, 2003 and expects to pay this amount out over a two-year period.

Further workforce reductions were undertaken during January 2004 and March 2004 resulting in additional charges to restructuring costs of approximately $2.6 million in the second quarter of fiscal 2004, primarily relating to severance costs for 24 individuals.

In January 2004, two executive officers ended their employment with the company.  A. Mark Abramovic served as President of the company since September 26, 2003, until his retirement in January 2005.  Previously he served as Senior Vice President and Chief Financial Officer since September 1997, and Chief Operating Officer since May 1998.  Until his resignation in January 2005, James R. Van Horn served as Chief Administrative Officer since May 1998, and General Counsel and Secretary since 1995.  With respect to the departure of these two executives, the company recorded a $2.1 million charge in operations and maintenance expense in the second quarter of fiscal 2004, primarily relating to severance costs.

8.     Comprehensive Income

The components of Comprehensive Income for the three-month periods ended December 31 are as follows (amounts in thousands):

	2003	2002
Net income (loss)	$(8,162)	$7,155

Other comprehensive income (loss):
Derivatives qualifying as hedges, net	(1,572)	---
Total comprehensive income (loss)	$(9,734)	$7,155

Accumulated other comprehensive income (loss), included in Common Shareholders' Equity on the Consolidated Balance Sheets was $(2,217) at December 31, 2003, and $(645) at September 30, 2003. Included in the balance at December 31, 2003, was $(1,404) related to minimum pension liability (net of $976 in taxes) and $(813) related to derivatives qualifying as hedges (net of $565 in taxes).

The $(813) included in other comprehensive income (loss) at December 31, 2003 for derivative hedges is expected to be reclassified into earnings over the next twelve months.  However, the actual amount reclassified into earnings could differ based on fluctuations in market prices.  At December 31, 2003 there was no hedge ineffectiveness recognized in earnings.

The derivative hedges described above cover various time periods ranging from January 2004 to January 2005.

9.     Stock Options

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

Had employee compensation expense been recognized based on the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the company's net income and diluted earnings per share for the three-month periods ended December 31 would have been as shown in the following table (in thousands, except for per share amounts):

	2003	2002
Net income (loss) as reported	$(8,162)	$7,155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(179)	(473)
Pro forma net income (loss)	$(8,341)	$6,682

Earnings Per Share:
Basic and diluted- as reported	$(0.51)	$0.45
Basic and diluted- pro forma	$(0.52)	$0.42

10.  Notes Payable to Banks

On November 24, 2003, NUI and NUI Utilities each entered into new separate revolving credit facilities aggregating $405 million. Both NUI's and NUI Utilities' current credit agreements expire on November 22, 2004, and each may be extended for one 364-day term, subject to certain conditions.

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

NUI's new credit agreement provides for a $255 million term loan facility. The proceeds of the term loan facility were used (1) to repay and terminate NUI's credit agreement which was entered into on February 12, 2003, (2) to repay NUI's outstanding $60 million senior notes and pay a $9.4 million prepayment premium relating thereto, (3) to repay approximately $85 million of an intercompany balance owed by NUI to NUI Utilities, (4) to fund a $20.4 million interest reserve account for the benefit of the lenders under NUI's credit agreement, and (5) for other general corporate purposes. NUI's credit agreement bears interest at a rate, at NUI's option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 6 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 5 percent. The obligations under NUI's credit agreement are guaranteed on a senior unsecured basis by certain of NUI's direct and indirect wholly-owned subsidiaries.  NUI Utilities and VGC do not guarantee NUI's obligations under this credit agreement. As of December 31, 2003, NUI has fully drawn all amounts available under its credit agreement. As of May 14, 2004, NUI had overnight cash investments of $28.8 million.

NUI Utilities' current credit agreement provides for (i) a $50 million revolving credit facility, (ii) a $50 million term loan facility and (iii) a $50 million delayed draw term loan facility. The proceeds from the revolving credit facility and the term loan facility combined with the proceeds from the repayment of the $85 million intercompany balance from NUI were used (1) to repay outstanding loans under, and terminate, the NUI Utilities credit agreement which was entered into on February 12, 2003, (2) to pay accrued and unpaid fees under the interim credit agreement entered into on October 10, 2003 and (3) for general corporate purposes.  The proceeds from the delayed draw term loan facility, which can be drawn at the option of the company, can be used solely for the purpose of repaying NUI Utilities' 8.35 percent medium term notes, which are due on February 1, 2005.  NUI Utilities' credit agreement bears interest at a rate, at NUI Utilities' option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 5 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 4 percent. As of December 31, 2003, NUI Utilities had drawn an aggregate of $80.0 million under the $50 million revolver and the $50 million term loan facility. Subsequent to that date, NUI Utilities became fully drawn under the $50 million revolver and the $50 million term loan facility. As of May 14, 2004, NUI Utilities had overnight cash investments of $109.1 million.

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

NUI's delay in delivering audited financial statements for fiscal 2003 resulted in events of default under NUI's and NUI Utilities' respective credit agreements. On January 26, 2004, NUI and NUI Utilities obtained waivers of such defaults from the lenders under their respective credit agreements, and received an extension of the delivery date for NUI's audited financial statements for fiscal 2003 and its 2004 first fiscal quarter unaudited financial statements through March 1, 2004, and amended the credit agreements to clarify certain technical provisions. Further delays in the delivery of these financial statements beyond the date to which NUI and NUI Utilities had received waivers resulted in another event of default.  On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof. NUI and NUI Utilities subsequently entered into amendments dated May 10, 2004 to their respective credit agreements which:

(i)        extended the delivery date for the aforementioned financial statements (as well as for the financial statements for the fiscal quarter ended March 31, 2004) until June 15, 2004,

(ii)       consented to the NJBPU settlement (NJBPU Settlement),

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

At December 31, 2003, the outstanding borrowings under NUI's and NUI Utilities' credit facilities were $255.0 million and $80.0 million, respectively, at weighted average interest rates of 8.0 percent and 7.1 percent. As of that date, NUI had no unused borrowing capacity under its credit facility and NUI Utilities had $20 million unused borrowing capacity under its credit facility (this amount does not include the available $50 million delayed draw term loan facility). Also, as of December 31, 2003, NUI and NUI Utilities had approximately $33.8 million and $18.9 million, respectively, of cash held as short-term investments, a substantial portion of which may be used toward the repayment of short-term borrowings under the company's credit agreements.

The weighted average daily amounts of borrowings outstanding under NUI's previous and current credit facilities and the weighted average interest rates on those amounts were $145.0 million and $46.9 million at 6.5 percent and 3.4 percent for the three-months ended December 31, 2003 and 2002, respectively. The weighted average daily amounts outstanding of borrowings under NUI Utilities' previous and current credit facilities and the weighted average interest rates on those amounts were $108.6 million and $88.8 million at 4.5 percent and 3.2 percent for the three-months ended December 31, 2003 and 2002, respectively.

Dividend Restrictions Under Short-term Credit Facilities.  Under the dividend restriction described above, NUI is prohibited from paying any cash dividends during any fiscal quarter in which NUI's consolidated total debt represents more than 60 percent of its total capitalization, measured (i) at the last day of the immediately preceding fiscal quarter and (ii) pro forma at the time such dividend is made. As a result of these restrictions, NUI is prohibited from paying any dividends at this time or in the foreseeable future. Under NUI's credit facility, NUI is also prohibited from paying dividends exceeding $20 million in the aggregate while the credit facility is outstanding.

11.  Long-term Debt

NUI has outstanding $50 million 8.35 percent medium term notes, which mature on February 1, 2005. As discussed in Note 10, included in NUI Utilities' current credit facility is a $50 million delayed draw term loan that can be drawn at the option of the company and used, subject to satisfaction of the terms and conditions contained therein, to repay these medium term notes.

On November 24, 2003, NUI repaid its $60 million senior notes with the proceeds of its new credit facility entered into on that date. In conjunction with the repayment of this indebtedness, NUI paid a prepayment premium of approximately $9.4 million to the noteholders, which was recorded as a charge during the first quarter of fiscal 2004.

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

Approximately $2.1 million of interest earned on the original net proceeds from the $20 million 6.4 percent revenue bonds due 2024 is unexpended and accordingly has been classified as "Funds for Construction Held by Trustee" on the Consolidated Balance Sheet at December 31, 2003 until drawn upon.

The Variable Bonds contain a provision whereby the holder can "put" the bonds back to the issuer.  In 1996, the company executed a long-term Standby Bond Purchase Agreement (SBPA) with a syndicate of banks, which was amended and restated on June 12, 2001. Under the terms of the SBPA, as further amended several times, The Bank of New York is obligated under certain circumstances to purchase Variable Bonds that are tendered by the holders thereof and not remarketed by the remarketing agent. Such obligation of the bank would remain in effect until the expiration of the SBPA, unless extended or earlier terminated. The terms of the SBPA also restrict the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which had been reduced by the NJBPU Settlement recorded in September, 2003.  On May 19, 2004, NUI Utilities and The Bank of New York amended the SBPA.  The amendment eliminates the effect of the NJBPU Settlement, as well as the estimated refunds to customers in Florida and certain other related costs, on the earned surplus of NUI Utilities, thereby allowing for the payment of dividends by NUI Utilities to NUI at this time.  In addition, pursuant to the terms of the amendment, and effective as of June 30, 2004, the expiration date of the SBPA will be extended to June 29, 2005.

If the SBPA is not further extended beyond  June 29, 2005, in accordance with the terms of the Variable Bonds, all of the Variable Bonds would be subject to mandatory tender at a purchase price of 100 percent of the principal amount, plus accrued interest, to the date of tender. In such case, any Variable Bonds that are not remarketable by the remarketing agent will be purchased by The Bank of New York.

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

As of December 31, 2003, the aggregate principal and accrued interest on the outstanding Variable Bonds totaled approximately $39.0 million.  Principal and any unpaid interest on the outstanding Variable Bonds are due on June 1, 2026, unless the put option is exercised before that time.

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

Many of these breaches were cured on May 10, 2004 with delivery of many of the Required Documents. The remaining breaches were cured by virtue of NUI Utilities' delivery of NUI's annual report, related officers' certificates and other financial information.

Defaults may occur in the near future under the Variable Bonds, the 5.25 percent bonds and the 8.35 percent medium term notes if NUI Utilities does not provide unaudited financial statements for NUI for the fiscal quarter ended March 31, 2004 and related documentation and officers' certificates. Defaults may occur in the near future under the 5.70 percent bonds if NUI Utilities does not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 and unaudited financial statements for NUI Utilities for the fiscal quarters ended December 31, 2003 and March 31, 2004. To date, NUI has obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facilities to June 30, 2004.  NUI and NUI Utilities are working diligently to deliver the required documentation within this timeframe.

The company's long-term debt maturities for each of the next five fiscal years are as follows: zero in 2004; $50 million in 2005; $5 million in 2006; zero in 2007; and $15 million in 2008.

Dividend Restrictions Under Long-term Debt Agreements.The payment of cash dividends by NUI Utilities to NUI is restricted pursuant to the SBPA to an amount based, in part, on the earned surplus of NUI Utilities, which had been reduced by the NJBPU Settlement.  On May 19, 2004, NUI Utilities and The Bank of New York amended the SBPA.  The amendment eliminates the effect of the NJBPU Settlement, as well as the estimated refunds to customers in Florida and certain other related costs, on the earned surplus of NUI Utilities, thereby allowing for the payment of dividends by NUI Utilities to NUI at this time.  In addition, under the amendment to NUI Utilities' credit facility dated as of May 10, 2004, NUI Utilities is prohibited from paying dividends exceeding $35 million in the aggregate while the credit facility is outstanding.

12.  Commitments and Contingencies

Focused Audit. On March 20, 2003, the New Jersey Board of Public Utilities (NJBPU) announced the initiation of a focused audit of NUI Corporation, NUI Utilities, and Elizabethtown Gas.  The NJBPU had expressed the belief that recent downgrades of the senior unsecured debt of NUI and NUI Utilities, as well as negative credit rating agency comments, and concerns raised during a recent competitive services audit, substantiated the need for an in-depth review of the financial practices of the company and its subsidiaries.  On June 4, 2003, the NJBPU chose The Liberty Consulting Group to perform the audit.  The focused audit covered the following areas: corporate governance; strategic planning; financial structure and interaction; accounting and property records; executive compensation and affiliate transactions.  An interim audit report was released by the NJBPU on December 17, 2003 and the final audit report was issued on March 1, 2004 and was accepted and released by the NJBPU on March 17, 2004, at the NJBPU's public agenda meeting.  Among other things, the report criticizes NUI for the energy management practices on behalf of NUI Utilities, its financing and cash pooling arrangements, the impact of unprofitable non-utility operations on NUI Utilities, the method used to allocate shared services costs among its business units, and the propriety of rates established in the 2002 Elizabethtown base rate case. NUI filed responsive comments on March 26, 2004 and a settlement was reached with the NJBPU on April 14, 2004. On April 26, 2004, the NJBPU issued a Final Order accepting and adopting the settlement agreement. The company recorded a pre-tax charge of $30 million in fiscal 2003 to reflect the final settlement of the focused audit. Of this amount, $28 million was recorded as the amount to be refunded to customers in New Jersey. The company has also agreed to pay interest at 7.95 percent annually on the unpaid balance.

In addition, the company established a pre-tax reserve of $2.6 million in fiscal 2003 in anticipation of providing refunds to customers in Florida as a result of transactions by the company's NUI Energy Brokers subsidiary.

Default under Credit Agreements. In February 2003, NUI and NUI Utilities each replaced their respective previous credit agreements with new revolving agreements. In November 2003, each of NUI and NUI Utilities refinanced the February 2003 facilities and entered into credit agreements for new 364-day credit facilities.  NUI's delay in delivering audited financial statements for fiscal 2003 resulted in defaults under such credit agreements. On January 26, 2004, NUI and NUI Utilities both obtained waivers of such defaults from the lenders under their respective credit agreements and (i) received an extension to March 1, 2004 of the delivery date for NUI's audited financial statements for fiscal 2003 and unaudited financial statements for the first fiscal quarter of 2004 and (ii) amended the credit agreements to clarify certain technical provisions.  Subsequently, on March 12, 2004, NUI and NUI Utilities obtained a limited waiver from the lenders under their respective credit agreements further waiving the defaults described above.  These credit facilities were amended on May 10, 2004 to further extend these deadlines.

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

Many of these breaches were cured on May 10, 2004 with delivery of many of the Required Documents.  The remaining breaches were cured by virtue of NUI Utilities' delivery of the company's annual report dated September 30, 2003 on Form 10-K, related officers' certificates and other financial information.

Defaults may occur in the near future under the Variable Bonds, the 5.25 percent bonds and the 8.35 percent medium term notes if NUI Utilities does not provide unaudited financial statements for NUI for the fiscal quarter ended March 31, 2004, and related documentation and officers' certificates.  Defaults may occur in the near future under the 5.70 percent bonds if NUI Utilities does not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 and unaudited financial statements for NUI Utilities for the fiscal quarters ended December 31, 2003 and March 31, 2004. To date, NUI has obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facilities to June 30, 2004.  NUI and NUI Utilities are working diligently to deliver the required documentation within this timeframe.

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

As of December 31, 2003, the company has loaned SSLLC an aggregate of approximately $24.8 million toward the development of the Saltville storage facility. The company currently estimates its share of funding to be zero in fiscal 2004, and $2.5 million in fiscal 2005. Subsequent years are expected to be funded with internally generated cash flows of the joint venture.

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

Guarantees. The company has guarantees of approximately $193.9 million to 44 counterparties as of December 31, 2003, in support of NUI Energy Brokers' trading activities. These guarantees are necessary to facilitate trading with a broad group of potential counterparties, although typically NUI Energy Brokers uses only a fraction of the issued guarantees at any given time. Further, since NUI Energy Brokers has netting agreements in place with most of its counterparties, the guarantees would apply only to net balances owed to its respective counterparties with which it has such agreements. As of December 31, 2003, the amount of purchases covered by outstanding guarantees was approximately $2.5 million.

Environmental Matters.The company owns, or previously owned, certain properties located in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland on which manufactured gas plants (MGP) were operated by the company or by other parties in the past. In New Jersey, the company is currently conducting remedial activities at such properties with oversight from the New Jersey Department of Environmental Protection and anticipates initiation of such activities in the state of North Carolina within the next five years.  Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded on an undiscounted basis a total reserve of approximately $33.9 million which the company believes represents the probable minimum amount the company may expend over the next 30 years. Of this reserve, approximately $30.1 million relates to remediation of the New Jersey MGP properties and approximately $3.8 million relates to remediation of the MGP properties located outside the state of New Jersey.

The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the NJBPU to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has recorded a regulatory asset of approximately $35.8million, inclusive of interest, as of December 31, 2003, reflecting the future recovery of both incurred costs and future remediation liabilities in the state of New Jersey. The company has also been successful in recovering a portion of MGP remediation costs incurred in New Jersey from the company's insurance carriers and continues to pursue additional recovery. The company sold the net assets of its North Carolina Gas utility division on September 30, 2002 and its Valley Cities Gas and Waverly Gas utility divisions on November 7, 2002. Included in these asset sales were the environmental obligations for two of the company's MGP sites: one in North Carolina and one in Pennsylvania. With respect to costs associated with the MGP properties located outside New Jersey, the company is currently pursuing or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. Although the company has been successful in recovering a portion of the remediation costs incurred outside of New Jersey from the company's insurance carriers, the company is not able to express a belief as to the success of additional recovery efforts. The company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $59.5 million for the next twelve-month period (this amount includes the company's obligations under two twenty-year agreements to pay annual demand charges for the firm transportation and storage of natural gas, discussed above). The company currently recovers, and expects to continue to recover, the majority of such fixed charges through its purchased gas adjustment clauses. The company also is committed to purchase from a single supplier, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 billion cubic feet per year. In the event that the company does not purchase the minimum quantity in a given year, the company has until the next contract year to make up the difference or risk reduction in the contracted daily delivery quantity. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

Legal Matters.  Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and two of its former presidents violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003, and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation. The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002; (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 12, 2003, and subsequently plaintiffs were granted leave to file a Second Amended Consolidated Class Action Complaint, which was filed on July 17, 2003. The Second Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company, and two of its former presidents. Specifically, the Second Amended Complaint alleges that the defendants (i) failed to disclose material facts that would impair the company's current and future earnings, including (a) the allegedly accurate amount and explanation of the company's bad debts, (b) a purportedly illegal practice by the company in "re-terminating" intrastate calls, (c) alleged accounting improprieties in connection with purportedly unearned revenue, and (d) allegedly inaccurate earnings per share information, and (ii) inflated the company's earnings materially by (a) allegedly making misleading statements concerning, and failing to properly record, bad debt costs, (b) allegedly attributing the company's rising costs to incorrect and immaterial factors, and (c) purportedly pursuing illegal telecommunications billing practices. The Second Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. On October 14, 2003, defendants moved to dismiss the Second Amended Complaint under, inter alia, the Private Securities Litigation Reform Act.  Opposition papers to the motion to dismiss were served on December 19, 2003, and reply papers were filed on February 23, 2004.  The motion was heard on March 15, 2004. By decision and order dated April 23, 2004, the district court granted in part and denied in part defendants' motion to dismiss.  The district court dismissed the Section 10(b) claims against the individual defendants and dismissed all claims against the company concerning the alleged "reterminating" scheme. The district court denied the motion to dismiss with respect to certain allegations that the company made misleading misstatements concerning the accurate level of bad debt and earnings and denied the motion to dismiss the Section 20(a) claims against the individual defendants. Defendants filed an Answer to the Second Amended Complaint on May 10, 2004. No discovery has occurred yet.  Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

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

13. New Accounting Standards

In June 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10," (EITF 02-03). The purpose of EITF 02-03 is to address certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged (i.e., whether there is any profit at inception), and (c) additional disclosure requirements for energy trading activities. On October 25, 2002, the EITF reached a consensus on EITF 02-03 that changes the accounting for certain energy contracts. The provisions of EITF 02-03 became effective at certain times, and the provisions that were adopted during fiscal 2003 are as follows:

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

-       The consensus applied immediately to non-derivative energy-related contracts executed after October 25, 2002.

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

The primary contracts affected as a result of applying the new consensus are the full requirements natural gas sales contracts associated with NUI Energy and a large natural gas storage contract within NUI Energy Brokers. However, the majority of NUI Energy Brokers' contracts are considered derivatives under SFAS 133 and are marked-to-market through earnings. The cumulative effect adjustment to convert the contracts that did not meet the definition of a derivative under SFAS 133 to accrual accounting effective on January 1, 2003 was a loss of approximately $9.9 million before taxes.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) and in December 2003, issued a revised FIN 46R. The objective of both FIN 46 and FIN 46R is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that, by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46R apply to existing entities no later than the end of the first reporting period after March 15, 2004. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company has determined that it does not meet the consolidation requirements with respect to its joint venture with Duke Energy (see Note 12). In addition, the company has not created or obtained any variable interest entities after January 31, 2003. Therefore, the adoption of the consolidation requirements of FIN 46R in March 2004 did not have an impact on the company's financial position or results of operations.

14.    Subsequent Events

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

15.    Business Segment Information

The company's operations are organized and managed as three primary segments: Distribution Services, Energy Asset Management, and Retail and Business Services. The Distribution Services segment currently distributes natural gas in three states through the company's regulated utility operations, and engages in appliance leasing, repair and maintenance operations, and off-system gas sales. The Energy Asset Management segment reflects the operations of NUI Energy Brokers and all of the VGC subsidiaries. The Retail and Business Services segment reflects the operations of the company's UBS operations and NUI Energy subsidiary.  The company also has corporate operations that do not generate any revenues.

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

The following table provides information concerning the major segments of the company for the three-month periods ended December 31, 2003 and 2002. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation.  All of the company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

                                                                             Three Months Ended
                                                                                     December 31,

(Dollars in thousands)	2003	2002
Revenues:
Distribution Services	$161,538	$166,186
Energy Asset Management	3,803	4,239
Retail and Business Services	2,334	2,859
Intersegment Revenues	(1,172)	(1,467)
Total Revenues	$166,503	$171,817

Operating Margins:
Distribution Services	$53,612	$50,745
Energy Asset Management	3,451	3,945
Retail and Business Services	1,152	1,673
Intersegment Operating Margins	(474)	(565)
Total Operating Margins	$57,741	$55,798

Pre-Tax Operating Income:
Distribution Services	$16,522	$18,187
Energy Asset Management	53	827
Retail and Business Services	(14)	(994)
Total Pre-Tax Operating Income	$16,561	$18,020

Pre-Tax Income (Loss) from Continuing Operations:
Distribution Services	$12,291	$14,926
Energy Asset Management	(309)	585
Retail and Business Services	(53)	(1,148)
Total Pre-Tax Income (Loss) from Continuing Operations	$11,929	$14,363

A reconciliation of the company's segment pre-tax operating income and income (loss) from continuing operations to amounts reported on the consolidated financial statements is as follows:

                                                                              Three Months Ended
                                                                                    December 31,

(Dollars in thousands)	2003	2002

Segment Pre-Tax Operating Income	$16,561	$18,020
Non-segment pre-tax operating income (loss)	(10,572)	(790)
Pre-Tax Operating Income	$ 5,989	$17,230

Segment Pre-Tax Income (Loss) from Continuing Operations	$11,929	$14,363
Non-segment pre-tax income (loss) from continuing operations	(22,972)	(2,064)
Pre-Tax Income (Loss) from Continuing Operations	$(11,043)	$12,299

The increase in non-segment pre-tax operating loss for the three months ended December 31, 2003, as compared to the same period in fiscal 2003, is primarily due to increased corporate expenses for outside professional services, bank fees and restructuring charges (see Note 7), which costs have not been allocated to the company's various business units.  The increase in non-segment pre-tax loss from continuing operations for the three months ended December 31, 2003, as compared to the same period in fiscal 2003, is primarily due to these same factors, plus a pre-tax loss of approximately $9.9 million recorded for the early extinguishment of debt (see Note 10).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of NUI Corporation included elsewhere herein and with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Recent Developments

The company recently has faced a number of challenges and experienced significant events, including:

-       the settlement agreement with the New Jersey Board of Public Utilities (NJBPU) and other regulatory orders issued by the NJBPU;

-       the investigations of transactions at NUI Energy Brokers;

-       new credit facilities at NUI and NUI Utilities;

-       the gas supply contract with Cinergy Marketing and Trading, LP (Cinergy);

-       changes in the Boards of Directors of NUI and NUI Utilities and changes in management;

-       the pursuit of the sale of the company; and

-       the sale of NUI Telecom.

Settlement Agreement with the NJBPU

On April 14, 2004, the company announced that NUI, NUI Utilities and Elizabethtown Gas Company had entered into a settlement agreement with the NJBPU on all issues related to the focused audit performed by Liberty Consulting Group on behalf of the NJBPU, and on April 26, 2004, the NJBPU issued a Final Order accepting and adopting that settlement agreement.  Pursuant to the settlement agreement, NUI Utilities agreed to refund $28 million plus interest to Elizabethtown Gas ratepayers and to pay a $2 million penalty to the State of New Jersey over five years.  The $28 million will be credited to ratepayers as follows:  $7 million in NUI's fiscal year 2004, $6 million in NUI's fiscal year 2005 and $5 million in each of NUI's fiscal years 2006, 2007 and 2008.  The $2 million penalty shall be paid in $400,000 annual installments in each of NUI's fiscal years 2004 through 2008.  The company has the option to make a balloon payment of all outstanding amounts due under the terms of the settlement agreement at any time.  In addition, upon the close of a sale of the company, any outstanding balance is required to be paid in full by the company within a period to be determined by the NJBPU.  The refund and penalty increased the company's net after-tax loss for fiscal year 2003 by approximately $18.6 million, or $1.16 per share.

In addition to the required monetary refund and penalty, NUI agreed to file a plan with the NJPBU for implementing the recommendations of the Liberty report, as modified by the settlement.  The settlement agreement also contains a number of other provisions, including, without limitation:

-       The company shall continue to use its existing cost allocation policy until the earlier of the sale of the company or 18 months from the date the settlement agreement was adopted as final;

-       The company and the NJBPU agree that an appropriate target equity percentage for Elizabethtown Gas shall be 45 percent and if the average equity percentage for the preceding twelve months falls below 45 percent, the company shall provide the NJBPU with a written plan on how the 45 percent equity capital will be reinstated;

-       The company agrees to maintain a separate cash management system for NUI Utilities and is prohibited from commingling cash of Elizabethtown Gas or of NUI Utilities with the cash of NUI or of non-utilities affiliates of NUI;

-       The company shall provide the NJBPU with various financial statements of NUI Utilities and Elizabethtown Gas;

-       The pre-approval by the NJBPU is required for various intercompany arrangements and for certain financing arrangements and certain other transactions that could impact the assets or operations of Elizabethtown Gas or NUI Utilities;

-       NUI Utilities shall have different management and a separate Board of Directors from NUI responsible for utility operations although NUI and NUI Utilities may have up to three common directors; and

-       The company agrees to settle all receivables and payables for allowed intercompany transactions on a monthly basis in accordance with a matrix developed by the company and the NJBPU.

The terms of the settlement agreement (1) do not prohibit the transfer of cash between NUI Utilities and NUI for the purpose of the payment of dividends to NUI or the settlement of monthly intercompany balances, (2) do not waive or alter the requirements of any existing Order of the NJBPU and (3) are not binding on any purchaser of the company, except that, upon closing of the sale, any outstanding refund and penalty balance are required to be paid in full by the company within a period of time to be determined by the NJBPU.  The company's agreement to the terms of the settlement is not an acknowledgement of non-compliance with any law, regulation or NJBPU Order or requirement.  The settlement agreement resolves all issues identified in the final Liberty audit report without acknowledgement or admission by the company as to the correctness of any issue or that any specific issue forms the basis or any part of the basis for the payments described above.  The settlement provides that no further civil action shall be taken by the NJBPU.  The NJBPU retains the authority to impose any requirements or conditions on a purchaser upon a petition for approval of a sale of the company.

Other Regulatory Orders

On September 16, 2003, the NJBPU, in connection with its approval of a provisional increase in Elizabethtown Gas' Basic Gas Supply Service (BGSS) rate, ordered NUI to provide (1) written assurances that the approved revenues would be used solely for Elizabethtown Gas and (2) an acceptable plan whereby NUI and any other subsidiaries would repay Elizabethtown Gas for any money owed to it. In addition, NUI and NUI Utilities were ordered to continue to cooperate with the focused audit, participate in weekly meetings to review their financial integrity and comply with existing NJBPU Orders, and NUI Utilities was ordered to refrain from issuing any special dividends (i.e., extraordinary dividends not in accordance with the historical practices of the Board of Directors of NUI Utilities) without the prior approval of the NJBPU. After the September 26, 2003 announcement by NUI of its intention to sell the company, the NJBPU issued an Order dated October 30, 2003, ordering NUI to: (1) provide information to the NJBPU concerning its compensation packages; (2) provide assurances that Elizabethtown Gas' immediate and short-term liquidity needs would be met; (3) provide the NJBPU with all information necessary to assess the sufficiency of funding of NUI's pension and other post-retirement plans; and (4) present a detailed plan and schedule for preparing the company for sale, for operating during the sale process and for conducting sale activities in order to assure the NJBPU that the process of selling NUI would be transparent, independent, and timely. In addition, the NJBPU ordered NUI to protect the utility employees of Elizabethtown Gas during the sale process, inform the NJBPU of the progress of the 2003 fiscal year-end audit of the company's financial statements being conducted by PricewaterhouseCoopers LLP (PwC) and amend its consulting agreement with FTI Consultants. In October 2003, the company employed FTI Consultants to manage its financial operations and develop new liquidity forecasts.

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

In its Order dated January 14, 2004, the NJBPU accepted the plan submitted by NUI Utilities and Elizabethtown Gas which transferred the management of NUI Utilities' and Elizabethtown Gas' gas supply assets to New Jersey Resources, Inc. (NJRES) through March 31, 2004. The NJBPU further directed NUI Utilities to file a procedure with the NJBPU for the competitive procurement of gas supply management services for the period commencing April 1, 2004 through March 31, 2005. In the event NJRES was not selected to continue to provide services to NUI Utilities as a result of the bid process, the NJBPU directed NUI Utilities to pay an early termination fee.

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

For a description of the investigations of NUI Energy Brokers, see Part II ‑ Other Information- Item 1.  Legal Proceedings- Investigations of NUI Energy Brokers.

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

Pursuant to these waivers, the deadline for the delivery of NUI's annual report and financial statements for its fiscal quarter ended December 31, 2003 was extended until March 1, 2004. On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof.  NUI and NUI Utilities subsequently entered into amendments on May 10, 2004 to their respective credit agreementswhich:

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

For a description of NUI's and NUI Utilities' credit agreements, including the amendment referred to above and other debt instruments and defaults thereunder, see Liquidity and Capital Resources.

Gas Supply Contract with Cinergy

NUI Utilities has selected Cinergy to provide a full requirements gas supply contract with least-cost dispatch rights.  The contract covers the period from April 1, 2004 through March 31, 2005. The gas supply contract with Cinergy requires NUI Utilities to prepay, in varying amounts, for its gas requirements on a monthly basis over the contract period. If NUI Utilities regains investment grade ratings, the parties will negotiate other mutually agreeable payment terms based on the improved creditworthiness of NUI Utilities.  Cinergy will pay NUI Utilities a fixed amount for the use of NUI Utilities' gas and deliverability assets for the twelve months ended March 31, 2005, which is in lieu of NUI Utilities' opportunity to earn margins on off-system sales transactions.  Regarding the fixed amount that NUI Utilities will receive from Cinergy, approximately 80 percent will benefit ratepayers and be credited to the over/under recovery of gas costs, and 20 percent will be retained by NUI Utilities and reflected as an increase in operating margins on the Consolidated Statements of Income.

For a description of the gas supply contract with Cinergy, see Liquidity and Capital Resources.

Changes in Boards of Directors of NUI and NUI Utilities and Changes in Management

NUI

On January 28, 2004, the Board of Directors of NUI announced that it had appointed Craig G. Matthews as the President and Chief Executive Officer of NUI and as a member of its Board of Directors and that it had appointed Steven D. Overly as the Vice President, General Counsel and Secretary of NUI. Mr. Matthews replaced A. Mark Abramovic, who retired and who had previously been appointed President of NUI after John Kean, Jr. stepped down in September 2003.  Mr. Overly replaced James R. Van Horn, the former Chief Administrative Officer, General Counsel and Secretary of NUI. In addition, on February 24, 2004, Robert P. Kenney was appointed to the Board of Directors of NUI.  James J. Forese was appointed Chairman of the Board of Directors of NUI on April 1, 2004, replacing John Kean, who remains as a director of NUI until his retirement later in 2004.

In October 2003, NUI announced the appointment of Dan Scouler as Chief Financial Officer on an interim basis.  Mr. Scouler replaced Mr. Abramovic as Chief Financial Officer upon Mr. Abramovic's appointment in September 2003 as President of NUI. Mr. Scouler is the managing member of Scouler Andrews International, LLC and was previously a Senior Managing Director of FTI Consultants, which the company employed in October 2003 to manage its financial operations and develop new liquidity forecasts.

NUI Utilities

In October 2003, NUI Utilities expanded its existing Board of Directors to include Robert P. Kenney, Barbara Harding, Duncan Ellsworth, Stephen Schachman and Victor A. Fortkiewicz. In February 2004, Craig G. Matthews was appointed to the Board of Directors of NUI Utilities. Mr. Kean is the current Chairman of the Board of Directors of NUI Utilities.

In September 2003, Victor Fortkiewicz was appointed President of NUI Utilities and Mary Patricia Keefe was appointed Vice President, General Counsel and Secretary of NUI Utilities, replacing James R. Van Horn.  Nancy J. Sobelson was appointed Vice President, Business and Technical Services in November 2003. Peter E. Maricondo was named Chief Financial Officer of NUI Utilities in December 2003, and replacing him as Controller of NUI Utilities was Donald R. Guarriello. In addition, Elaine A. Kloss was appointed Treasurer of NUI Utilities in January 2004, replacing Charles N. Garber who left the company in November 2003. Mr. Abramovic retired as Vice President of NUI Utilities in January 2004.

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

The company is continuing to work with its financial advisors on the sale process for the company and hopes to enter into a definitive agreement with a purchaser during the third quarter of calendar 2004.  For a discussion of factors that could prevent or delay the sale of the company, see Item 1. Business-Risk Factors-The sale of NUI may not be consummated as discussed in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The Sale of NUI Telecom

On December 15, 2003, the company completed the sale of NUI Telecom for approximately $2 million.

Forward-Looking Statements

Certain statements contained in this quarterly report are "forward-looking statements" within the meaning of federal securities laws. The company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:

-       statements as to NUI's and NUI Utilities' requirements for additional financing and the ability of NUI and NUI Utilities to extend and refinance certain of their outstanding indebtedness, including the credit facilities entered into in November 2003;

-       statements as to NUI's and NUI Utilities' expected liquidity needs during fiscal 2004, fiscal 2005 and beyond and statements as to the sources and availability of funds to meet the liquidity needs of NUI and NUI Utilities;

-       statements as to expected financial condition, performance, prospects and earnings of the company; and expected liquidity needs and sources of funds;

-       statements as to the company's possible settlement with the FPSC;

-       estimates as to the amount to be refunded to customers in Florida as a result of the investigation of NUI Energy Brokers;

-       statements as to expected rates, gas volumes, gas sales, revenues, margins, expenses and operating results;

-       statements as to industry forecasts in markets in which the company has operations;

-       statements as to the amount and sources of funding for future capital expenditures and investments of the company, including the company's estimated share of its funding commitments to its joint venture with Duke Energy;

-       statements as to the intended operations of the Saltville facility and the company's other storage and pipeline projects, including the timing of the completion and commencement of operations thereof;

-       statements as to the timing for seeking regulatory approval for its Florida East-West Pipeline project;

-       statements as to the company's compliance with environmental laws and regulations and estimations of the materiality of any related costs;

-       statements as to the safety and reliability of the company's equipment, facilities and operations;

-       statements as to the sales process for the company, including with respect to the time frame for entering into an agreement for the sale of the company;

-       expectations as to the impact of and anticipated settlement of lawsuits filed against the company and the impact of ongoing legal investigations and proceedings, including those described under Part II- Other Information- Item 1. Legal Proceedings;

-       statements as to financial projections;

-       statements as to the company's plans to pursue recovery of costs associated with the environmental remediation of manufactured gas plants from ratepayers, former owners and operators and/or insurance carriers;

-       statements as to expected level of demand on the company's systems for natural gas during the term of the company's gas procurement contracts;

-       estimates as to the expected future cash flows for hedges of forecasted transactions;

-       statements as to the ability of NUI and NUI Utilities to pay dividends;

-       statements as to the company's plans to renew municipal franchises and consents in the territories it serves;

-       expectations as to the cost of cash contributions to fund the company's pension plan, including statements as to anticipated rates of return on plan assets;

-       statements as to whether the company's internal control weaknesses were addressed by management;

-       expectations as to the amount to be paid for professional fees in fiscal 2004;

-       expectations as to the expected rate of increase in interest expense as a result of the new credit facilities entered into by NUI and NUI Utilities;

-       expectations as to the level of competition that NUI Utilities will face;

-       statements as to trends;

-       statements as to whether the company's accrued tax liabilities are adequate and as to whether any settlement related to the examination of NUI's Federal income tax returns for 2000 and 2001 by the Internal Revenue Service will have a material impact on NUI's consolidated statement of operations, financial position or cash flow;

-       statements as to the amount of the over-recovery balance under City Gas' purchased gas adjustment recovery clause;

-       statements as to the company's ability to recover fixed charges under its purchased gas adjustment clauses;

-       expectations as to relations between the company and its employees, including relationships with labor unions; and

-       expectations as to the company's growth, cash flows and capital expenditures.

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-       the ability of the company to obtain necessary waivers from its lenders;

-       the ability of the company to obtain additional financing for the winter heating season;

-       the impact and outcome of ongoing investigations and lawsuits;

-       the ability of the company to prepay its natural gas obligations;

-       the effects of general economic conditions;

-       increases in competition in the markets served by the company;

-       the effects of deregulation of the energy markets, including industry restructuring and unbundling of services;

-       the ability of the company to implement successfully its strategy, including the planned sale of the company;

-       the ability of the company to control operating expenses and to achieve efficiencies in its operations;

-       the ability of the company to continue to modernize its distribution infrastructure as scheduled and budgeted;

-       the willingness of lenders and suppliers to continue to do business with the company;

-       the availability and price of insurance;

-       the availability of adequate supplies of natural gas;

-       the ability of NUI and NUI Utilities to extend their existing credit facilities for an additional 364 days, and the ability of NUI and NUI Utilities to refinance their existing credit facilities upon termination;

-       actions taken by government regulators, including decisions on base rate increase requests;

-       actions taken by credit rating agencies;

-       the ability of the company to recover environmental remediation costs through rates or insurance;

-       the ability of the company to attract and retain key executives and employees;

-       fluctuations in energy commodity prices;

-       weather variations and other natural phenomena;

-       acts of war or terrorism; and

-       other factors discussed elsewhere in this quarterly report.

Many of these factors are beyond the company's ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which only speak as of the date of this quarterly report. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

For an additional discussion of factors that may affect the company's business and results of operations, see Item 1. Business-Risk Factors in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2003.

Overview

The company is a diversified energy company that is primarily engaged in the sale and distribution of natural gas through its local utility companies. Its local utility operations are carried out by NUI Utilities and its operating divisions, as well as through a subsidiary of Virginia Gas Company (VGC). NUI Utilities is comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated businesses are carried out by NUI Capital Corp. and its subsidiaries.  As of April 1, 2004, however, the company's only remaining non-regulated subsidiary with substantial operations is Utility Business Services, Inc. (UBS), a billing and customer information systems and services subsidiary. The company's other non-regulated subsidiaries have either been sold or are being discontinued. These subsidiaries include NUI Environmental, Inc. (NUI Environmental), an environmental project development subsidiary sold in September 2003; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary sold in December 2003 (see Note 4 of the Notes to the Consolidated Financial Statements); NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; OAS Group, Inc. (OAS), the company's digital mapping operation, which prior to September 30, 2003, was part of UBS; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary which sold wireless and network telephone services. In addition, through NUI Saltville Storage, Inc. (NUISS), the company is a fifty-percent member of Saltville Gas Storage Company, LLC (SSLLC), a joint venture with a unit of Duke Energy that is developing a natural gas storage facility in Saltville, Virginia.

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

On November 24, 2003, NUI and NUI Utilities obtained a $405 million 364-day credit facility financing package.  See Liquidity and Capital Resources for a further discussion of the use of these proceeds and the terms of the credit agreements. As described below in Liquidity and Capital Resources and in Note 2 of the Notes to the Consolidated Financial Statements, NUI and NUI Utilities are likely to have additional liquidity needs beginning in the 2004-2005 winter season, as a result of, among other things, the prepayment requirements of NUI Utilities' gas supply, delivery and storage requirements and the NJBPU Settlement. In addition, NUI and NUI Utilities will be required to refinance or extend their respective existing bank indebtedness in November 2004. Even if NUI and NUI Utilities are able to extend their respective existing bank indebtedness in November 2004, NUI and NUI Utilities would still have to refinance their respective existing bank indebtedness in November 2005.

Results of Operations

Consolidated Review of Results of Operations

The following discussion is intended to provide an overview of consolidated results for the three-month periods ended December 31, 2003 and 2002. Following this discussion is a more detailed overview of the results for NUI's three business segments.

Net Income (Loss).  NUI had a net loss of $8.2 million, or $0.51 per share, for the three months ended December 31, 2003, as compared with a net income for the three months ended December 31, 2002, of $7.2 million, or $0.45 per share. The decrease in net income during the current three-month period was primarily due to a decrease in income from continuing operations of approximately $14.8 million. This decrease was a result of the following factors (which are more fully discussed below under Income (Loss) from Continuing Operations): (1) increased operating expenses; (2) a pre-tax loss recorded for the early extinguishment of debt of approximately $9.9 million (see Note 10 of the Notes to the Consolidated Financial Statements); (3) increased interest expense; and (4) restructuring charges related to the severance of employees during the three months ended December 31, 2003.

Income (Loss) from Continuing Operations. The company's loss from continuing operations was $7.4 million, or $0.46 per share, for the three-month period ended December 31, 2003, compared with income from continuing operations of $7.4 million, or $0.46 per share, for the same period in fiscal 2003. The current three-month period decrease is due in part to increased operation and maintenance expenses of approximately $11.6 million, which resulted from increased legal and professional fees in conjunction with the focused audit being conducted by the NJBPU, the investigation being conducted involving questionable transactions of the company's NUI Energy Brokers subsidiary, and costs associated with finding a buyer for the company (approximately $7.2 million), and bank fees (approximately $4.2 million). In addition, the company recorded a pre-tax loss of approximately $9.9 million related to the early extinguishment of its $60 million senior notes, which were originally due in varying amounts from August 20, 2006 through August 2011. During the three-month period ended December 31, 2003, interest expense increased approximately $2.8 million as a result of higher average outstanding indebtedness and higher interest rates.  The company also recorded restructuring charges of approximately $1.1 million for the severance of employees during the three months ended December 31, 2003. These increases were partially offset by increased operating margins of approximately $1.9 million primarily from base rate increases in the company Distribution Services segment (see discussion which follows), and reduced income tax expenses of approximately $8.6 million during the three-months ended December 31, 2003, as compared to the same period in fiscal 2003, due to the reductions in income previously discussed.

The company anticipates increased costs related to legal, professional, and bank fees while it completes the sale process and continues to address its liquidity needs. Increases are also anticipated in pension and insurance expenses during the remainder of fiscal 2004. The company has created an incentive plan designed to retain key personnel through the date the company would be sold. The company expects to accrue approximately $2.3 million in retention costs during fiscal 2004. During the three-month period ended December 31, 2003, the company has expensed approximately $0.3 million of this amount, which is included in the increased labor and benefit amounts discussed above.

Discontinued Operations.  After-tax losses from discontinued operations for the three-months ended December 31, 2003, were $0.8 million, or $0.05 per share, compared to $0.2 million, or $0.01 per share during the prior fiscal year. The higher losses during fiscal 2004 were due to reduced operating margins of NUI Telecom prior its sale on December 15, 2003 (see Note 4 of the Notes to the Consolidated Financial Statements).

Business Segment Review of Results of Operations

The following is a discussion of the company's business segment results of operations and is presented based on Income from Continuing Operations before Interest and Taxes. Included in operations and maintenance expenses for each of NUI's business segments are allocations of corporate costs related to shared service functions such as human resources, legal, accounting and information technology, which are allocated based on the company's cost allocation policy. In addition, the company's corporate and non-segment operations incurred pre-tax operating expenses of $10.6 million and $0.8 million for the three-month periods ended December 31, 2003 and 2002, respectively, which increased costs relate to outside professional services, bank fees and restructuring charges. These costs are not allocated to our business segment results.

Distribution Services Segment

The company's Distribution Services segment distributes natural gas in three states through the company's regulated natural gas utility operations.  These operations are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). This segment also includes the company's OAS subsidiary, its appliance leasing, repair, maintenance operations and service business as well as off-system sales. The company sold its Valley Cities Gas and Waverly Gas natural gas utilities in November 2002 (see Note 5 of the Notes to the Consolidated Financial Statements). The results for these operations are reflected in Discontinued Operations in the Consolidated Financial Statements for the three months ended December 31, 2002. The Income from Continuing Operations before Taxes for the segment is as follows:

(Dollars in thousands)	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Operating Revenues	$161,226	$165,896
Purchased Gas and Fuel	100,899	108,968
Cost of Sales & Services	3,001	2,877
Energy Taxes	3,906	3,494
Operating Margins	53,420	50,557
Operating Expenses:
Operations & Maintenance Expenses	27,044	23,141
Depreciation & Amortization	7,942	7,673
Taxes Other than Income	1,912	1,556
Total Operating Expenses	36,898	32,370
Pre-Tax Operating Income	16,522	18,187
Other Income & (Expense)	471	152
Net Interest Charges	4,702	3,413
Pre-Tax Income from Continuing Operations	$12,291	$14,926

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

Distribution Services operating revenues decreased by $4.7 million, or 3 percent, to $161.2 million during the three months ended December 31, 2003, as compared to $165.9 million in the same period in fiscal 2003. The decrease in operating revenues was primarily attributable to reduced off-system sales of approximately $19.4 million during the current three-month period, as compared to the fiscal 2003 period.  This decrease is partially offset by the favorable effect of the base rate increase in New Jersey and an increase related to the pass-through of higher gas costs to customers in New Jersey (approximately $11.3 million).  Also offsetting the decrease is higher delivered gas volumes in Florida (approximately $1.8 million) and the effect of a rate increase in Florida (approximately $0.4 million) .

Operating Margins. Operating margins increased by $2.8 million, or 6 percent, to $53.4 million for the three months ended December 31, 2003, as compared to $50.6 million in the same period in fiscal 2003. As discussed above in operating revenues, the operating margin impact of the base rate increases in New Jersey and Florida contributed approximately $3.5 million, and new customers contributed approximately $0.8 million. This increase was partially offset by approximately $1.1 million, for the adverse impact of weather that was 5 percent warmer than normal, and 11 percent warmer than the same period in fiscal 2002. The company has a weather normalization clause in its New Jersey tariff, which is designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $0.9 million higher and $0.8 million lower in the fiscal 2004 and 2003 periods, respectively, than they otherwise would have been without such clauses. Operating margins were approximately $0.2 million lower due to the reduced volume of off-system sales during the three months ended December 31, 2003, as compared to the same period in fiscal 2003. Operating margins for OAS and the appliance operations decreased approximately $0.2 million in total, as a result of reduced customer billings for the current three-month period, as compared to same period in fiscal 2003.

With the exception of demand caused by changes in weather, the company does not anticipate any significant change in the economic outlook for natural gas sales in this segment for the remainder of fiscal 2004.

Operating Expenses. Operations and maintenance expenses increased by approximately $3.9 million, or 17 percent, to $27.0 million for the three months ended December 31, 2003, as compared with $23.1 million in the same period in fiscal 2003. The expense increase was mostly due to increases for legal and professional fees (approximately $3.2 million), bank fees (approximately $0.9 million), insurance (approximately $0.9 million) and bad debts (approximately $0.8 million). These increases were partially offset by reduced labor and employee benefits costs (approximately $1.6 million) and rent expense (approximately $0.3 million).

Depreciation and amortization expense increased to $7.9 million for the three months ended December 31, 2003, as compared to $7.7 million in the same period in fiscal 2003, mainly as a result of additional plant-in-service.

Energy Asset Management Segment

The Energy Asset Management segment includes the operations of the company's NUI Energy Brokers subsidiary, and the distribution, storage and pipeline operations of VGC. This segment also includes the company's 50 percent share of the equity income and losses of SSLLC. The Income from Continuing Operations before Taxes for the segment is as follows:

(Dollars in thousands)	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Operating Revenues	$3,772	$3,845
Purchased Gas and Fuel	321	55
Operating Margins	3,451	3,790
Operating Expenses:
Operations & Maintenance Expenses	2,576	2,193
Depreciation & Amortization	514	570
Taxes Other than Income	308	200
Total Operating Expenses	3,398	2,963
Pre-Tax Operating Income	53	827
Other Income & (Expense)	577	137
Net Interest Charges	939	379
Pre-Tax Income from Continuing Operations	$(309)	$585

Operating Revenues. Energy Asset Management operating revenues decreased by $0.1 million, or 2 percent, for the three months ended December 31, 2003, as compared the same period in fiscal 2003. The decrease was primarily due to reduced storage revenues of VGC as a result fewer contracts during the current fiscal year period. The operating revenues of NUI Energy Brokers were comparable to the same period a year ago.

Operating Margins. Operating margins decreased approximately $0.3 million, or 9 percent, to $3.5 million for the three months ended December 31, 2003, as compared to $3.8 million in the same period in fiscal 2003. This decrease was primarily attributable to effects of the factors discussed above.

Despite increased volatility of natural gas prices, market conditions in the energy trading industry have been dampened due to fewer creditworthy trading partners. Also, the downgrades of the company's credit ratings during fiscal years 2003 and 2002 (see Liquidity and Capital Resources) had increased the collateral requirements of NUI Energy Brokers, as well as adversely affected the willingness of counterparties to enter into transactions. The company expected that these factors would continue throughout fiscal 2004, and subsequent to the December 11, 2003 NJBPU Order discussed in Regulatory Matters, the company decided to discontinue the trading operations of NUI Energy Brokers. This will result in a substantial reduction of operating margins for this segment for the remainder of fiscal 2004.

Operating Expenses. Operating and maintenance expenses increased by approximately $0.4 million during the three months ended December 31, 2003, as compared to the same period in fiscal 2003, due to increased labor and benefits costs (approximately $0.3 million) and corporate allocations (approximately $0.1 million).

Other Income and Expense. Other income and expense increased by approximately $0.4 million during the three months ended December 31, 2003, as compared to the same period in fiscal 2003, due to the inclusion of approximately $0.4 million of equity income from the company's 50 percent investment in SSLLC. SSLLC's storage operations commenced during August 2003.

Retail and Business Services Segment

The Retail and Business Services segment includes the operations of the company's NUI Energy and UBS subsidiaries. In order to exit the retail and business services segment, the company began winding down the operations of NUI Energy during May 2003 and TIC during June 2003, and sold NUI Telecom on December 15, 2003 (see Note 4 of the Notes to the Consolidated Financial Statements). NUI Telecom, as well as the operations of TIC previously reported in this segment, have been reclassified to discontinued operations. The Income from Continuing Operations before Taxes for the segment is as follows:

(Dollars in thousands)	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Operating Revenues	$1,505	$2,076
Cost of Sales and Services	635	625
Operating Margins	870	1,451
Operating Expenses:
Operations & Maintenance Expenses	485	1,986
Depreciation & Amortization	327	362
Taxes Other than Income	72	97
Total Operating Expenses	884	2,445
Pre-Tax Operating Loss	(14)	(994)
Other Income & (Expense)	---	34
Net Interest Charges	39	(188)
Pre-Tax Loss from Continuing Operations	$(53)	$(1,148)

Operating Revenues. Retail and Business Services operating revenues decreased by approximately $0.6 million, or 28 percent, to $1.5 million for the three months ended December 31, 2003 from $2.1 million in the same period in fiscal 2003. This decrease was primarily due to reduced revenues by NUI Energy as a result of the company's efforts to wind down its retail energy business. The operating revenues of UBS for the current three-month period were comparable with those of the previous fiscal year.

The company has wound down most of the operations of NUI Energy and does not expect material activity during fiscal 2004, which will result in reduced operating revenues as compared to fiscal 2003.

Operating Margins. Retail and Business Services operating margins decreased by approximately $0.6 million, or 40 percent, during the three months ended December 31, 2003, to $0.9 million as compared with $1.5 million in the same period in fiscal 2003. This decrease was primarily attributable to effects of the factors discussed above.

Operating Expenses. Operations and maintenance expenses, depreciation and amortization, and taxes other than income for the Retail and Business Services segment decreased in total by $1.5 million, or 64 percent, to $0.9 million during the three months ended December 31, 2003, as compared with $2.4 million in the same period in fiscal 2003. The decrease was primarily a result of reduced operating costs of NUI Energy including labor and benefit costs ($0.6 million), legal and professional fees (approximately $0.4 million), bad debt provisions (approximately $0.3 million), rents (approximately $0.1 million), and corporate allocations (approximately $0.1 million).

The company's exiting of the retail energy business is expected to reduce the operating expenses of this segment significantly during fiscal 2004.

Regulatory Matters

On November 22, 2002, Elizabethtown Gas received approval from the NJBPU to increase its base rates by an annual amount of $14.2 million, or approximately 5 percent. The increase was effective immediately and covers a portion of the costs of plant investments and higher operating expenses incurred since the company's last base rate increase twelve years ago.  The new rates are based on a return on equity of 10.0 percent and an overall rate of return on rate base of 7.95 percent. The rate order also revised the normal weather pattern upon which base rates and Elizabethtown Gas' Weather Normalization Clause are set from a 30-year to a 20-year weather average to better reflect current weather trends.  In addition, the company was allowed to increase service charges to various rate classes of customers to better reflect the cost of providing service to these customers.  In its December 11, 2003 Order, the NJBPU stated that it was re-examining this settlement in light of the events surrounding NUI's use of proceeds received in its 2002 equity offering.  The company's settlement with the NJBPU on April 14, 2004 resolved all issues related to the 2002 rate case.

On September 16, 2003, Elizabethtown Gas received approval from the NJBPU to increase its BGSS rates on a provisional basis by $28.8 million and on October 10, 2003, Elizabethtown Gas was granted approval to increase its Societal Benefits Charge (SBC) by approximately $8.0 million. The BGSS charge covers the cost of natural gas supplies that Elizabethtown Gas purchases for its customers, while the SBC allows Elizabethtown Gas to recover the cost of mandated energy efficiency, low-income assistance, energy education and environmental remediation programs. Both of these charges represent pass-through of costs on which the company does not earn a profit. In its December 11, 2003 Order, the NJBPU stated that it would reconsider the provisional rates approved by the NJBPU pursuant to Elizabethtown Gas' petition for an increase in BGSS rates. The company's settlement with the NJBPU on April 14, 2004 resolved all issues related to this BGSS proceeding.

For a discussion of the Orders issued by the NJBPU relating to the focused audit and related matters, see Settlement of Issues Relating to NJBPU Focused Audit and Regulatory Orders Issued by the NJBPU, above.

In response to the Federal Electric Discount and Energy Competition Act, which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and required New Jersey gas utilities to continue offering basic gas supply service through December 2002 for those customers not choosing an alternate supplier. On January 17, 2002, the NJBPU issued an Order that continued the obligation of all New Jersey gas utilities to provide basic gas supply service until the NJBPU has had an opportunity to fully investigate major policy issues relating to pricing structure and gas supply reliability. No timetable has been established for completion of such a review. As of December 31, 2003, only a small number of residential customers in Elizabethtown Gas' service territories were receiving gas from an alternative gas supplier.

On January 20, 2004, City Gas received approval from the FPSC to increase its base rates by $6.7 million, effective February 23, 2004. The increase represents a portion of the company's request for a total rate increase of $10.5 million to cover the costs of investments in its customer service and system maintenance and growth, increases in operating expenses, and the impact of the continuing sluggish economy. This new rate level provides for an allowed return on equity of 11.25 percent and an overall allowed rate of return of 7.36 percent.

Liquidity and Capital Resources

Overview

As a result of the various factors discussed in this quarterly report, NUI and NUI Utilities have experienced and expect to continue experiencing significant liquidity problems. Liquidity needs for NUI Utilities generally are driven by factors that include: prepayments for its natural gas requirements; natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under purchased gas adjustment charges; both discretionary and required repayments of short- and long-term debt; capital spending; and working capital requirements, such as administrative expenses and taxes.  Liquidity needs at NUI and NUI's non-utility operations generally are driven by required repayments of short-term debt and working capital requirements.

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

In addition, at times NUI utilizes intercompany dividends from NUI Utilities and amounts realized from the settlement of intercompany balances to satisfy various subsidiary needs and to manage short-term cash needs. Historically, NUI Utilities has paid dividends of up to 75 percent of its annual net income to NUI.  The Standby Bond Purchase Agreement (SBPA) entered into in connection with the Variable Bonds, which, as described below, are a series of gas facility revenue bonds issued by the New Jersey Economic Development Authority (NJEDA), restricts the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which had been reduced by the NJBPU Settlement.  On May 19, 2004, NUI Utilities and The Bank of New York amended the SBPA.  The amendment eliminates the effect of the NJBPU Settlement, as well as the estimated refunds to customers in Florida and certain other related costs, on the earned surplus of NUI Utilities, thereby allowing for the payment of dividends by NUI Utilities to NUI at this time.  In addition, under the amendment to NUI Utilities' credit facility dated May 10, 2004, NUI Utilities is prohibited from paying dividends exceeding $35 million in the aggregate while the credit facility is outstanding. There are no contractual restrictions on the settlement of intercompany balances in NUI's or NUI Utilities' financing agreements.

On a consolidated basis, the company's net use of cash in operating activities was $59.4 million and $6.1 million for the three-month periods ended December 31, 2003 and 2002, respectively. The reduction of $53.3 million in operating cash flows for the current period was due in part to the timing of payments to the company's gas suppliers and amounts paid in advance for interest costs on the company's and NUI Utilities' new credit facilities and as collateral for the company's gas procurement needs. The decrease in operating cash flows was partially offset by reductions in accounts receivable for the company's non-regulated businesses during the three-month period ended December 31, 2003, as compared to the same period in fiscal 2003.

In February 2003, NUI and NUI Utilities each replaced their respective previous credit agreements with new revolving agreements.  In November 2003, each of NUI and NUI Utilities refinanced the February 2003 facilities and entered into credit agreements for new 364-day credit facilities. NUI's delay in delivering audited financial statements for fiscal 2003 resulted in defaults under such credit agreements.  On January 26, 2004, NUI and NUI Utilities both obtained waivers of such defaults from the lenders under their respective credit agreements and (i) received an extension to March 1, 2004 of the delivery date for NUI's audited financial statements for fiscal 2003 and unaudited financial statements for the first fiscal quarter of 2004 and (ii) amended the credit agreements to clarify certain technical provisions.  Subsequently, on March 12, 2004, NUI and NUI Utilities obtained a limited waiver from the lenders under their respective credit agreements further waiving the defaults described above.  These credit facilities were amended as of May 10, 2004 to further extend these deadlines. See Sources of Liquidity - Short Term Debt below for a further description of the November 2003 credit facilities.

Based upon the factors noted above and current anticipated cash flows, both NUI and NUI Utilities believe that they have sufficient liquidity to meet their financial obligations through the remainder of the fiscal year ending September 30, 2004.  However, subsequent to September 30, 2004, NUI and NUI Utilities believe they may not have sufficient liquidity to meet their continuing obligations, based upon the following:

-       NUI and NUI Utilities each have separate revolving credit facilities aggregating $405 million, which expire on November 22, 2004, and each may only be extended for a successive 364-day increment if certain conditions are met. If these facilities are not extended or satisfactorily refinanced, the companies would need to seek alternative solutions to satisfy their liquidity requirements.

-       Upon renewal of NUI's revolving credit facility, NUI is required to prepay, on or about November 22, 2004, an interest reserve account for the benefit of the lenders under NUI's credit agreement in the amount of approximately $20 million.

-       Under the terms of NUI Utilities' natural gas asset management contract with Cinergy, NUI Utilities is required to pay in advance, in varying amounts, for its gas requirements on a monthly basis over the contract period. As a result of the prepayment obligations, in addition to the renewal of its credit facility, NUI Utilities may require additional funds in early fiscal 2005 in order to meet its continuing obligations. Further, in order for NUI Utilities to obtain such additional funds, it is required to obtain the approval of its lenders and the NJBPU.

-       On September 26, 2003, the Board of Directors of NUI announced its intention to sell the company.  If we are unable to sell the company, or if a sale is not completed in a timely manner, this could materially adversely affect NUI's and NUI Utilities' financial condition, results of operations and liquidity.

As noted above, based upon current anticipated cash flows, the company believes it will have sufficient liquidity to meet its financial obligations through the end of fiscal year ending September 30, 2004 and the company also believes it will remain in compliance with all covenants under its various debt agreements for the remainder of the year ending September 30, 2004. The company plans to address its liquidity concerns by: successfully completing the sale of the company; extending its existing credit facilities beyond the current termination date of November 22, 2004; and obtaining additional financing to ensure NUI Utilities' ability to, among other things, meet its gas purchase prepayment requirements under its natural gas asset management contract with Cinergy.  If the company is unsuccessful in its efforts to effectively resolve its liquidity concerns, it may need to reorganize its operations and restructure its debt financing.  For a further discussion about risks relating to NUI Utilities' liquidity, see Item 1. Business-Risk Factors in the company's annual report on Form 10-K for the fiscal year ended September 30, 2003.

Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. NUI also borrows under its bank lines of credit to finance portions of its capital expenditures. As of December 31, 2003, NUI had drawn $255.0 million and NUI Utilities had drawn $80.0 million under their respective short-term credit facilities. On that date, the NUI and NUI Utilities had overnight cash investments of approximately $33.8 million and $18.9 million, respectively.

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

The company completed the sale of its NUI Telecom subsidiary on December 15, 2003, for approximately $2 million (see Note 4 of the Notes to the Consolidated Financial Statements).

NUI repaid an approximately $85 million outstanding intercompany balance owed to NUI Utilities on November 24, 2003, with the proceeds of a new credit facility entered into on that date (see Short-term Debt discussion which follows).

Credit Rating Actions

During fiscal years 2002, 2003, and 2004, Moody's Investors' Service (Moody's) downgraded NUI's credit rating from Baa-1 to Caa-1 and downgraded NUI Utilities' credit rating from A-3 to B-1. The credit rating downgrades that have occurred in fiscal 2004 are described below.

On October 6, 2003, Moody's downgraded NUI's debt rating from B-1 to B-3.  Moody's also downgraded the debt rating of NUI Utilities from Ba-1 to Ba-3. Moody's cited the company's announcement that the company's Board of Directors had placed the entire company up for sale. In addition, Moody's indicated that their action reflects the difficult business conditions affecting the company as well as the limited progress in selling non-core assets, citing that this limited the company's financial flexibility. Moody's also cited the continuing financial relationship between NUI and NUI Utilities, liquidity concerns, and the costs associated with finding a suitable buyer for the company. As a result of these downgrades, NUI Utilities' cost of borrowing under its short-term facilities increased an additional 62.5 basis points or 0.625 percent and the cost of borrowing for NUI was unchanged.  In conjunction with the downgrades on October 6, 2003, Moody's indicated they would monitor the company's liquidity position as well as its progress in selling non-core assets.

On April 6, 2004, Moody's further downgraded NUI's debt rating from B-3 to Caa-1. Moody's also downgraded the debt rating of NUI Utilities from Ba-3 to B-1. Moody's cited (1) the company's recent announcements that it expects lower earnings in the first quarter of fiscal 2004, resulting from severance costs and expenses related to the debt refinancings concluded during November 2003 at substantially higher rates of interest and fees; (2) the continued delay in producing audited financial statements for the fiscal year ended September 30, 2003 and its unaudited first quarter Form 10-Q, because of continuing investigations by the company's Audit Committee of certain questionable transactions of NUI Energy Brokers, the company's wholesale energy trading subsidiary, which required additional waivers from lenders of both NUI and NUI Utilities; (3) the expectation of having to incur a meaningful settlement charge as a result of the focused audit conducted by the NJBPU, which would reduce the company's income and equity for fiscal 2003; (4) the ongoing investigation of the New Jersey Attorney General's Office into NUI Energy Brokers; and (5) the delays in realizing the sale of the company, which is the source of repayment of NUI's $255 million rated debt and a portion of the debt of NUI Utilities. Moody's also cited the financial relationship between NUI and NUI Utilities and that any penalties that may be assessed to the company by the NJBPU may have to be funded from the earnings and cash flows of NUI Utilities. In addition, NUI and NUI Utilities have overlapping lenders that require debt to be serviced by each entity. To the extent NUI does not have the means to discharge its own debt obligations, these lenders may seek dividends from NUI Utilities to help service NUI's debt. The lower rating Moody's assigned to NUI reflects the structural subordination of its debt relative to that of NUI Utilities.

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

On November 21, 2003, Standard & Poor's Rating Services (S&P) lowered its corporate credit rating for NUI Utilities from BBB- to BB and its rating remains on CreditWatch with developing implications. S&P's rating action cited the business and financial challenges the company faces, including an investigation of energy trading transactions by the company's NUI Energy Brokers subsidiary, and the potential for greater regulatory scrutiny in New Jersey, which could impact the sale of NUI. S&P did note the company had addressed its anticipated liquidity needs on an interim basis prior to the sale of the company with separate credit agreements for NUI and NUI Utilities aggregating $405 million, each of which can be extended for another 364 days at the option of the respective borrower (under certain conditions); see discussion of Short-Term Debt for further details.  S&P also noted that any negative outcome of the investigation of the trading transactions or possible regulatory action in New Jersey could inhibit the company's ability for a successful sale.

There can be no assurance that additional downgrades by Moody's and/or S&P can be avoided.

Sources of Liquidity

Short-Term Debt.  On October 10, 2003, NUI Utilities entered into a bridge loan agreement with a lender for a credit agreement that allowed it to borrow up to $50 million to fund near-term natural gas purchases and to fund other general working capital needs. This credit agreement was scheduled to mature on February 11, 2004, and was terminated upon receipt of the new credit facilities entered into on November 24, 2003. No amounts were ever drawn on this bridge loan agreement.

On November 24, 2003, NUI and NUI Utilities each entered into new separate revolving credit facilities aggregating $405 million. Both NUI's and NUI Utilities' current credit agreements expire on November 22, 2004, and each may be extended for one 364-day term, subject to certain conditions.

NUI's facility may be extended if (i) NUI Utilities' facility is simultaneously extended, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, have been extended to a date no earlier than June 30, 2006 or have been repaid with the proceeds of the delayed draw term loan, (iii) NUI deposits cash with the administrative agent to cover interest that would accrue on outstanding amounts under the credit facility until the extended maturity date, in the amount of approximately $20 million, and (iv) no default exists under such facility at the time of such extension.

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

NUI's current credit agreement provides for a $255 million term loan facility. The proceeds of the term loan facility were used (1) to repay and terminate NUI's credit agreement which was entered into on February 12, 2003, (2) to repay NUI's outstanding $60 million senior notes and pay a $9.4 million prepayment premium relating thereto, (3) to repay approximately $85 million of an intercompany balance owed by NUI to NUI Utilities, (4) to fund a $20.4 million interest reserve account for the benefit of the lenders under NUI's credit agreement, and (5) for other general corporate purposes. NUI's credit agreement bears interest at a rate, at NUI's option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 6 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 5 percent. The obligations under NUI's credit agreement are guaranteed on a senior unsecured basis by certain of NUI's direct and indirect wholly-owned subsidiaries. NUI Utilities and VGC do not guarantee NUI's obligations under this credit agreement. As of December 31, 2003, NUI had fully drawn all amounts available under its credit agreement. As of May 14, 2004, NUI had overnight cash investments of $28.8 million.

NUI Utilities' current credit agreement provides for (i) a $50 million revolving credit facility, (ii) a $50 million term loan facility and (iii) a $50 million delayed draw term loan facility. The proceeds from the revolving credit facility and the term loan facility combined with the proceeds from the repayment of the $85 million intercompany balance from NUI were used (1) to repay outstanding loans under, and terminate, the NUI Utilities credit agreement which was entered into on February 12, 2003, (2) to pay accrued and unpaid fees under the interim credit agreement entered into on October 10, 2003 and (3) for general corporate purposes. The proceeds from the delayed draw term loan facility, which can be drawn at the option of the company, can be used solely for the purpose of repaying NUI Utilities' 8.35 percent medium term notes, which are due on February 1, 2005. NUI Utilities' credit agreement bears interest at a rate, at NUI Utilities' option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 5 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 4 percent. As of December 31, 2003, NUI Utilities had drawn an aggregate of $80.0 million under the $50 million revolver and the $50 million term loan facility. Subsequent to that date, NUI Utilities became fully drawn under the $50 million revolver and the $50 million term loan facility. As of May 14, 2004, NUI Utilities had overnight cash investments of $109.1 million.

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

At December 31, 2003, the outstanding borrowings under NUI's and NUI Utilities' credit facilities were $255.0 million and $80.0 million, respectively, at weighted average interest rates of 8.0 percent and 7.1 percent, respectively. As of that date, NUI had no unused borrowing capacity and NUI Utilities had $20 million of unused borrowing capacity under their respective credit facilities. Also, as of December 31, 2003, NUI and NUI Utilities had approximately $33.8 million and $18.9 million, respectively, of cash held as short-term investments, a substantial portion of which may be used toward the repayment of short-term borrowings under the company's credit agreements.

The weighted average daily amounts of borrowings outstanding under NUI's credit facility and the weighted average interest rates on those amounts were $145.0 million and $46.9 million at 6.5 percent and 3.4 percent for the three-months ended December 31, 2003 and 2002, respectively. The weighted average daily amounts outstanding of borrowings under NUI Utilities' credit facility and the weighted average interest rates on those amounts were $108.6 million and $88.8 million at 4.5 percent and 3.2 percent for the three-months ended December 31, 2003 and 2002, respectively.

Long-Term Debt.  NUI has outstanding $50 million 8.35 percent medium term notes, which mature on February 1, 2005. As noted under Short-Term Debt above, included in NUI Utilities' current credit facility is a $50 million delayed draw term loan that can be drawn at the option of the company and used, subject to the satisfaction of the terms and conditions contained therein, to repay these medium term notes.

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

Approximately $2.1 million of interest earned on the original net proceeds from the $20 million 6.4 percent revenue bonds due 2024 is unexpended and accordingly has been classified as "Funds for Construction Held by Trustee" on the Consolidated Balance Sheet at December 31, 2003 until drawn upon.

The Variable Bonds contain a provision whereby the holder can "put" the bonds back to the issuer.  In 1996, the company executed a long-term SBPA with a syndicate of banks, which was amended and restated on June 12, 2001. Under the terms of the SBPA, as further amended several times, The Bank of New York is obligated under certain circumstances to purchase Variable Bonds that are tendered by the holders thereof and not remarketed by the remarketing agent. Such obligation of the bank would remain in effect until the expiration of the SBPA, unless extended or earlier terminated. The terms of the SBPA also restrict the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which had been reduced by the NJBPU Settlement recorded in September 2003. On May 19, 2004, NUI Utilities and The Bank of New York amended the SBPA.  The amendment eliminates the effect of the NJBPU Settlement, as well as the estimated refunds to customers in Florida and certain other related costs, on the earned surplus of NUI Utilities, thereby allowing for the payment of dividends by NUI Utilities to NUI at this time.  In addition, pursuant to the terms of the amendment, and effective as of June 30, 2004, the expiration date of the SBPA will be extended to June 29, 2005.

If the SBPA is not further extended beyond June 29, 2005, in accordance with the terms of the Variable Bonds, all of the Variable Bonds would be subject to mandatory tender at a purchase price of 100 percent of the principal amount, plus accrued interest, to the date of tender. In such case, any Variable Bonds that are not remarketable by the remarketing agent will be purchased by The Bank of New York.

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

As of December 31, 2003, the aggregate principal and accrued interest on the outstanding Variable Bonds totaled approximately $39.0 million. Principal and any unpaid interest on the outstanding Variable Bonds are due on June 1, 2026, unless the put option is exercised before that time.

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

Many of these breaches were cured on May 10, 2004 with delivery of many of the Required Documents.  The remaining breaches were cured by virtue of NUI Utilities' delivery of the company's annual report on Form 10-K, related officers' certificates and other financial information.

Defaults may occur in the near future under the Variable Bonds, the 5.25 percent bonds and the 8.35 percent medium term notes if NUI Utilities does not provide unaudited financial statements for NUI for the fiscal quarter ended March 31, 2004, and related documentation and officers' certificates. Defaults may occur in the near future under the 5.70 percent bonds if NUI Utilities does not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 and unaudited financial statements for NUI Utilities for the fiscal quarters ended December 31, 2003 and March 31, 2004. To date, NUI has obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facilities to June 30, 2004.  NUI and NUI Utilities are working diligently to deliver the required documentation within this timeframe.

Common Stock.  The company periodically issues shares of common stock in connection with NUI Direct, the company's dividend reinvestment and stock purchase plan, and various employee benefit plans.

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $12.5 million for the three months ended December 31, 2003, and $13.4 million for the three months ended December 31, 2002. The decreased capital spending during the current fiscal period was due to the company's reduction of capital projects at the corporate level and reduced spending for operations being held for sale.

Capital expenditures are expected to be approximately $51 million in fiscal 2004, which will be used primarily for the continued expansion and upkeep of the company's natural gas distribution system and certain information technology projects.

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

As of December 31, 2003, the company has loaned SSLLC an aggregate of approximately $24.8 million toward the development of the Saltville storage facility. The company currently estimates its share of funding to be zero in fiscal 2004, and $2.5 million in fiscal 2005. Subsequent years are expected to be funded with internally generated cash flows of the joint venture.

SSLLC plans to expand the present Saltville storage facility from its current capacity of 1 billion cubic feet (Bcf) to approximately 12 Bcf and connect it to Duke Energy Gas Transmission's (DEGT) East Tennessee Natural Gas interstate system and DEGT's Patriot pipeline. At full capacity, the Saltville storage field will be able to deliver up to 500 million cubic feet per day of natural gas to area markets. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage. The expansion will be completed in phases which began in fiscal 2003, with the Phase I total of 5.3 Bcf of working natural gas storage capacity to be completed by fiscal 2008. The market demand for additional storage will dictate the timing of the other phases of the expansion.

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

NUI plans to develop a salt dome natural gas storage facility near Richton, Perry County, Mississippi.  Like its companion storage facility in Saltville, Richton is expected to offer the high-deliverability capabilities of salt dome storage for natural gas and will have access to a number of major interstate pipelines, including Destin Pipeline and its connections to Gulf South, Gulfstream, FGT, SONAT, Tennessee Natural Gas and Transco. Through its connection to Destin Pipeline, Richton will have direct access to the gas supplies in the Gulf of Mexico, as well to supplies from the interconnected interstate pipelines previously listed.  Richton can also serve as a potential storage facility for the various proposed liquefied natural gas (LNG) projects in the Gulf Coast.

The preliminary plan is to develop two caverns with approximately 3.8 Bcf of working gas capacity each.  The total gas capacity of both caverns is expected to be approximately 11.6 Bcf.  The gas handling facilities are expected to provide an average injection rate of 250,000 thousand cubic feet (Mcf) per day and a maximum withdrawal rate of 600,000 Mcf per day.  The facilities will include approximately 18,000 HP of compression and a 14.6 kilometer, 24 inch pipeline connecting the facility to the Destin pipeline.  It is anticipated that Richton will be a FERC regulated facility.  The preliminary engineering study, conceptual design for the facility and pipeline, water resource analysis, and a successful "open season" have been completed.  The total cost of the project is expected to be approximately $85 million over a period of three years, which NUI will seek to fund through project finance debt.

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

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $59.5 million for the next twelve-month period (this amount includes the company's obligations under two twenty-year agreements related to the Patriot pipeline discussed above). The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 Bcf per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

NUI Utilities has entered into an agreement with Cinergy to manage all of its interstate pipeline assets.  NUI Utilities initially entered into an agreement with Cinergy effective March 31, 2004, which covered only a one-month period.  That agreement was superseded by an agreement effective on April 1, 2004, pursuant to which Cinergy will serve as the NUI Utilities asset manager from April 1, 2004 until March 31, 2005, and will provide NUI Utilities with a full requirements gas supply service to enable NUI Utilities to meet its public utility obligations to supply gas to customers in New Jersey, Florida and Maryland. The gas supply will be provided at market-based prices.

NUI Utilities has assigned to Cinergy or, in the case of non-assignable assets, granted Cinergy agency authority to control, NUI Utilities' gas supply and deliverability assets, and Cinergy will pay NUI Utilities a fixed amount for the right to act as NUI Utilities' asset manager for the twelve months ended March 31, 2005. The obligations of NUI Utilities, including all commodity and demand charges, will be secured by a prepayment obligation unless NUI Utilities' credit rating improves to investment grade, at which time the parties will negotiate other mutually agreeable payment terms based on the improved creditworthiness of NUI Utilities. The agreement provides NUI Utilities the option to terminate the agreement in the event of a change in control of NUI Utilities or NUI. In light of, among other factors, the requirement that NUI Utilities must prepay its gas requirements under its agreement with Cinergy and its other gas supply, distribution and storage agreements, and the obligation to make payments pursuant to its settlement with the NJBPU, management of the company believes it will need additional financing in order to assure that the company's liquidity needs can be met during the upcoming winter heating season. There is no assurance that any necessary additional financing can be obtained or that the approval of the NJBPU, which is necessary to obtain such financing, will be forthcoming.  In addition, the financing, if obtained, could have terms which have a material adverse effect on the company.

Environmental.  The company owns or previously owned properties on which former manufactured gas plants (MGP) were operated in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland.  Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded on an undiscounted basis a total reserve of approximately $33.9 million, which the company believes represents the probable minimum amount the company may expend over the next 30 years.  Of this reserve, approximately $30.1 million relates to the New Jersey MGP properties and approximately $3.8 million relates to the MGP properties located outside the state of New Jersey. The company believes that all costs associated with remediation of the New Jersey MGP properties will be recoverable in rates or from insurance carriers. The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the NJBPU to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has recorded a regulatory asset of approximately $35.8 million, inclusive of interest, as of December 31, 2003. With respect to costs that may be associated with the MGP properties located outside the state of New Jersey, the company is currently pursuing or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. However, the company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

Contractual Obligations. In the course of its business activities, the company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on NUI's balance sheet while others are commitments, some firm and some based on uncertainties, that are disclosed in the company's underlying consolidated financial statements. There have been no material changes in the company's contractual obligations from those disclosed in the company's annual report on Form 10-K for the year ended September 30, 2003, except forthe Cinergy agreement previously discussed.

Off-Balance Sheet Arrangements. The company's off-balance sheet arrangements include commitments under operating leases, guarantees, letters of credit and gas procurement contracts, all of which are normal to the company's operations. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of the company's guarantees. In addition, the company is a 50 percent member of a joint venture that is developing natural gas storage assets and is required to provide funding toward the development of these assets for their intended purpose.  See Capital Expenditures and Commitments-Joint Venture with Duke Energy above for further discussion. NUI is also party to two Standby Letters of Credit secured by cash collateral, as follows:

-       a secured Standby Letter of Credit issued on January 16, 2004 by Fleet Bank in the amount of $750,000, in favor of PNC Bank. The letter of credit is intended to support the company's Procurement Card program with PNC Bank. The letter of credit was originally scheduled to expire on May 3, 2004; however, it has since been extended to July 23, 2004.

-       a secured Standby Letter of Credit issued on February 1, 2004 by Fleet Bank, originally in the amount of $1,000,000, in favor of National Union Fire Insurance Company and several other insurance companies underwriting the company's workmen's compensation policy.  As of April 23, 2004, the amount of the letter of credit has been reduced to $948,000. The letter of credit expires on February 1, 2005.

Application of Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers Critical Accounting Policies to be those that could result in materially different financial statement results if the assumptions regarding application of accounting principles were different. A description of the company's Critical Accounting Policies can be found in the company's Annual Report filed on Form 10-K for the year ended September 30, 2003. Other significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements-Summary of Significant Accounting Policies of the company's Form 10-K. Recently issued accounting standards are also discussed in Note 13 of the Notes to the Consolidated Financial Statements.
NUI Corporation and Subsidiaries Summary Consolidated Operating Data
	Three Months Ended December 31,
	2003	2002
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$90,322	$77,830
Commercial and Industrial	39,455	33,606
Interruptible Sales	10,293	14,738
Unregulated Sales	5,859	25,747
Transportation Services	12,562	12,228
Customer Service, Appliance Leasing and Other	15,089	20,821
Total Revenues	173,580	184,970
Revenues by Discontinued Operations	(7,077)	(13,153)
Operating Revenues from Continuing Operations	$166,503	$171,817

Gas Sold or Transported (MMcf)
Firm Sales:
Residential	7,198	7,707
Commercial and Industrial	3,507	3,538
Interruptible Sales	1,692	2,835
Unregulated Sales	3,863	32,731
Transportation Services	8,986	9,984
Total Gas Sold or Transported	25,246	56,795
Gas Sold or Transported by Discontinued Operations	---	(239)
Gas Sold or Transported by Continuing Operations	25,246	56,556

Average Utility Customers Served
Firm Sales:
Residential	342,665	345,931
Commercial and Industrial	22,542	22,727
Interruptible Sales	26	30
Transportation Services	3,732	4,161
Total Average Utility Customers Served	368,965	372,849
Average Utility Customers Served by Discontinued Operations	---	(6,548)
Average Utility Customers Served by Continuing Operations	368,965	366,301

Degree Days in New Jersey
Actual	1,635	1,828
Normal	1,713	1,713
Percentage variance from normal	5% warmer	7% colder

Employees (period end)	1,059	1,222

Item 3. Quantitative and Qualitative Disclosure About Market Risk

In March 2004, the company discontinued the trading operations of its NUI Energy Brokers business, although NUI Energy Brokers continues to manage its prior contractual obligations under a long-term gas sales agreement in addition to two long-term gas storage and transportation agreements. Prior to that date, NUI Energy Brokers used derivatives for multiple purposes: i) to hedge price commitments and minimize the risk of fluctuating gas prices, ii) to fulfill its trading strategies and, therefore, ensure favorable prices and margins, and iii) to take advantage of market information and opportunities in the marketplace. These derivative instruments included forwards, futures, options and swaps. The majority of NUI Energy Brokers' positions were short-term in nature (up to 2 years) and could be readily valued using New York Mercantile Exchange settlement prices and those from several other well-established, third-party organizations.

NUI Energy Brokers was also responsible for administration of the NUI Utilities hedge program. This program was established in December 2000 in accordance with the Gas Procurement Strategy and Plan (GPS&P) to help NUI Utilities fulfill its mission to operate its gas distribution system in a safe, reliable and cost effective manner.  The focus of the GPS&P is to manage the purchased costs of gas for firm sales customers of NUI Utilities.  To meet its objectives of managing gas price risk, NUI Utilities engages in financial hedging activities that include the use of New York Mercantile Exchange traded natural gas futures contracts and options.  NUI Utilities plans to transfer the administration of the hedging program from NUI Energy Brokers to NUI Utilities in the third quarter of fiscal 2004. Consistent with this plan, NUI Utilities has adopted a hedging risk management policy that sets guidelines and controls to govern its hedge program.

NUI accounts for its trading and hedging activities in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS 133 requires that all derivatives be recognized on the balance sheet at fair value with changes in the value of derivatives that are not hedges recorded in earnings.

Further, consistent with the regulatory accounting treatment for NUI Utilities' gas procurement activities and pursuant to the provisions of SFAS 71 "Accounting for the Effects of Certain Types of Regulation," NUI Utilities defers both the realized and unrealized gains/(losses) attributable to the derivative instruments covered by this policy.  Realized gains or losses are recorded as adjustments to gas purchase costs and are recovered from customers through the purchased gas adjustment clauses. Unrealized gains or losses are recorded on the balance sheet as a regulatory asset or liability, as applicable.

At December 31, 2003, NUI Energy Brokers had designated certain futures contracts and physical forwards associated with the delivery and sale of natural gas into and from storage as cash flow hedges with the objective of fixing an acceptable return.  Under SFAS 133, the changes in the value of derivatives designated as hedges that are effective in offsetting the variability in cash flows of a forecasted transaction are recognized in other comprehensive income until the forecasted transactions occur and the ineffective portion of changes in fair value of derivatives is recognized immediately in earnings.

At December 31, 2003, the value in other comprehensive loss associated with these positions is $0.8 million, net of tax, which will be reclassified into earnings over the next twelve months.  However, the actual amount reclassified into earnings could differ based on fluctuations in market prices.  At December 31, 2003 there was no hedge ineffectiveness recognized in earnings.

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

The following schedule summarizes the changes in derivative assets and liabilities for the three-month period ended December 31, 2003 (in thousands). Amounts are shown net of valuation reserves.

Derivative assets at September 30, 2003	$13,192
Derivative liabilities at September 30, 2003	---
Fair value of contracts outstanding at September 30, 2003		$13,192

Contracts realized or settled during the period		1,312
Changes in fair value attributable to market pricing		1,767

Derivative assets at December 31, 2003	$16,271
Derivative liabilities at December 31, 2003	---
Fair value of contracts outstanding at December 31, 2003		$16,271

Changes in the fair value attributable to market pricing represents the changes in value of the company's unrealized mark-to-market net assets that relate to changes in commodity pricing, volatility of options on commodities, and other market related changes.

The following table summarizes the fair value of the contracts comprising the company's net derivative assets by maturity date (amounts in thousands):

	Fair Value of Contracts at Period-End
Source of Fair Value	Less than 1 Year	1-3 Years	4-5 Years	In Excess of 5 Years	Total

Prices actively quoted	$7,680	$3,982	$---	$---	$11,662
Prices provided by other external sources	357	---	---	---	357
Prices based on models and other valuation methods, net of valuation reserves	818	2,256	1,178	---	4,252
Total Fair Value of Contracts	$8,855	$6,238	$1,178	$---	$16,271

NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, NUI Energy Brokers' VaR was $61,000 and $255,000 at December 31, 2003 and 2002, respectively. The average, high, and low values at risk for the quarter ended December 31, 2003 were $120,000, $730,000, and $49,000, respectively.

Item 4. Disclosure Controls and Procedures

In connection with their audit of the company's fiscal 2002 financial statements, our independent external auditors, PricewaterhouseCoopers LLC (PwC), identified and reported on material weaknesses within our systems of internal control.  In a report dated November 22, 2002 to the Audit Committee of the Board of Directors and management of NUI, PwC identified certain conditions that created a material weakness relating to internal control over financial reporting that resulted in the need to restate prior financial statements.  The weaknesses identified included, but were not limited to, the following:

-       General ledger cash account balances were not being reconciled to the bank statements.

-       General ledger account analyses were not being consistently performed.

-       A listing of debt covenants was not being maintained.

-       Comprehensive and formalized accounting and financial reporting policies and procedures did not exist.

-       Instances were noted where management lacked certain technical accounting and tax expertise that resulted in accounting errors.

-       The flow of accounting information between business units and corporate accounting was not timely or formalized.

-       Accounts payable invoice processing procedures needed to be improved.

-       A formal plan and implementation timetable needed to be developed to address compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The company believes that these internal control weaknesses were addressed by management during fiscal 2003. However, in connection with the fiscal 2003 financial statement audit, PwC communicated additional material control weaknesses, which included:

-       The contract review process was not formally documented, and appropriate procedures had not been developed to ensure timely review of contracts for accounting implications.

-       There was a lack of adherence to policies and procedures for travel and entertainment expense reimbursements and procurement card expenditures.

-       The payroll timekeeping and tracking process was manual in nature and prone to errors.

-       Information technology had a number of areas where formal, documented policies and procedures had not been developed.

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

We have taken specific, immediate steps to address the internal control weaknesses discussed above.  In addition, we have undertaken a broader, long-term effort to assess our systems of internal control and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.  These actions include:

-       Performing a comprehensive evaluation and developing a remediation plan with respect to internal controls over financial reporting and related processes;

-       Hiring additional qualified and experienced employees, specifically in the finance and accounting areas, and increasing technical training in these areas;

-       Implementing a redesigned cash management process and adopting more stringent cash management practices and procedures;

-       Developing and implementing comprehensive accounting and financial reporting policies and procedures;

-       Implementing procedures for performance of account analyses and reconciliations;

-       Improving and monitoring controls to increase the reliability of information generated by our information technology processes;

-       Educating employees throughout the company as to the importance of compliance with policies and procedures and the significance of a system of sound internal controls; and

-       Ensuring executive management's involvement in the oversight and review of the disclosure and reporting process.

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

As required by Rule 13a-15(b) of the Exchange Act, the company has carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the evaluation, the company's management, including its President and Chief Executive Officer and its interim Chief Financial Officer, concluded that, as of December 31, 2003, NUI's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in NUI's reports filed or submitted under the Exchange Act was accumulated and communicated to NUI's management, including its President and Chief Executive Officer and its interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Class Action Litigation

Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and two of its former presidents violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003, and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation. The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 12, 2003, and subsequently plaintiffs were granted leave to file a Second Amended Consolidated Class Action Complaint, which was filed on July 17, 2003. The Second Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company, and two of its former presidents.  Specifically, the Second Amended Complaint alleges that the defendants (i) failed to disclose material facts that would impair the company's current and future earnings, including (a) the allegedly accurate amount and explanation of the company's bad debts, (b) a purportedly illegal practice by the company in "re-terminating" intrastate calls, (c) alleged accounting improprieties in connection with purportedly unearned revenue, and (d) allegedly inaccurate earnings per share information, and (ii) inflated the company's earnings materially by (a) allegedly making misleading statements concerning, and failing to properly record, bad debt costs, (b) allegedly attributing the company's rising costs to incorrect and immaterial factors, and (c) purportedly pursuing illegal telecommunications billing practices. The Second Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. On October 14, 2003, defendants moved to dismiss the Second Amended Complaint under, inter alia, the Private Securities Litigation Reform Act. Opposition papers to the motion to dismiss were served on December 19, 2003, and reply papers were filed on February 23, 2004. The motion was heard on March 15, 2004.  By decision and order dated April 23, 2004, the district court granted in part and denied in part defendants' motion to dismiss. The district court dismissed the Section 10(b) claims against the individual defendants and dismissed all claims against the company concerning the alleged "reterminating" scheme. The district court denied the motion to dismiss with respect to certain allegations that the company made misleading misstatements concerning the accurate level of bad debt and earnings and denied the motion to dismiss the Section 20(a) claims against the individual defendants. Defendants filed an Answer to the Second Amended Complaint on May 10, 2004. No discovery has occurred yet. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

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

In early November 2003, as the result of the focused audit conducted by Liberty, the Board of Directors of the company became aware of allegations of inappropriate conduct by employees of NUI Energy Brokers.  Some employees of NUI Energy Brokers allegedly had engaged in activities that improperly benefited NUI Energy Brokers at the expense of Elizabethtown Gas. The Audit Committee of the Board of Directors retained an independent outside counsel to assist it in conducting an independent investigation into the allegations and report the findings and conclusions to the Audit Committee.

As a result of its investigation, the independent counsel concluded that while NUI had established NUI Energy Brokers with internal controls designed to protect Elizabethtown Gas' assets, NUI Energy Brokers traders often ignored or circumvented these controls. The NUI Energy Brokers bonus/commission plan created an incentive for NUI Energy Brokers traders and other NUI employees who participated in the bonus/commission plan to engage in conduct that favored NUI Energy Brokers over Elizabethtown Gas or to remain silent if they observed conduct that allowed NUI Energy Brokers to benefit at Elizabethtown Gas' expense. The independent counsel concluded that the maximum amount of lost margin to Elizabethtown Gas as a result of NUI Energy Brokers' failure to obtain for Elizabethtown Gas NUI Energy Brokers' best or weighted average price of the day for comparable transactions was approximately $6.5 million over a five year period. The independent counsel also concluded that NUI Energy Brokers recorded as income a discount of $1.3 million that a counterparty gave for an early settlement of a deferred payment transaction. In addition, the independent counsel concluded that the maximum amount of lost margin to City Gas as a result of NUI Energy Brokers' failure to obtain for City Gas the best or weighted average price of the day for comparable transactions was approximately $2.6 million, for which amount the company has recorded a pre‑tax reserve in September 2003. The independent counsel also reached conclusions with respect to the conduct of various employees. Based upon these conclusions, the Audit Committee recommended that the Board of Directors of NUI take certain personnel actions, which recommendation the NUI Board of Directors effected.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

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

(b)            Reports on Form 8-K

(1)                 On October 14, 2003, the company filed a Current Report on Form 8-K dated October 14, 2003, under Items 5 and 9, announcing that the company had entered into a revolving credit agreement, and providing a copy of such agreement as an exhibit.

(2)                 On November 13, 2003, the company furnished a Current Report on Form 8-K dated November 13, 2003, under Items 9 and 12, announcing results of operations for the fiscal year ending September 30, 2003.

(3)                 On November 17, 2003, the company furnished a Current Report on Form 8-K dated November 12, 2003, under Items 9 and 12, furnishing a transcript of a conference call, which included a discussion of earnings guidance for the fiscal year ended September 30, 2003.

(4)                 On November 19, 2003, the company furnished a Current Report on Form 8-K dated November 19, 2003, under Item 9, disclosing an investigation of certain transactions of one of its subsidiaries.

(5)                 On November 24, 2003, the company filed a Current Report on Form 8-K dated November 24, 2003, under Item 5, announcing that the company and its NUI Utilities, Inc. subsidiary had entered into new credit agreements aggregating $405 million.

(6)                 On November 26, 2003, the company filed a Current Report on Form 8-K dated November 24, 2003, under Items 5 and 7, disclosing the terms of the credit agreements the company and its NUI Utilities, Inc. subsidiary had entered into with Credit Suisse First Boston aggregating $405 million and providing copies of the agreements as an exhibit.

(7)                 On January 29, 2004, the company filed a Current Report on Form 8-K dated January 28, 2004, under Items 7 and 9, furnishing a press release announcing the company had elected Craig G. Matthews as President and Chief Executive Officer, and Steven D. Overly as Secretary and General Counsel.

(8)                 On February 10, 2004, the company filed a Current Report on Form 8-K dated February 10, 2004, under Items 7 and 9, furnishing a press release announcing that company would file its quarterly report on Form 10-Q late, its earnings for the first quarter of fiscal 2004, the receipt of the company and NUI Utilities, Inc. from their bank lenders of an extension for the delivery of the company's financial reports, and ongoing settlement negotiations with the New Jersey Board of Public Utilities regarding the focused audit of the company, NUI Utilities and Elizabethtown Gas.

(9)           On April 16, 2004, the company filed a Current Report on form 8-K dated April 16, 2004, under Items 5 and 7, announcing a settlement with the New Jersey Board of Public Utilities (NJBPU) regarding all issues related to the focused audit of the company, NUI Utilities, Inc. and Elizabethtown Gas. In addition, the company announced that the NJBPU has approved NUI Utilities' selection of Cinergy marketing & Trading, LP to procure all of NUI Utilities' gas requirements from April 1, 2004 through March 31, 2005.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUI CORPORATION
May 20, 2004	CRAIG G. MATTHEWS President and Chief Executive Officer
May 20, 2004	DAN SCOULER Interim Chief Financial Officer