Form 10-Q
period 2004-03-31
NUI CORP /NJ/
filed 2004-05-25
CIK 1105192

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

   |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to______________________

Commission File Number  001-16385

                                 NUI CORPORATION
             (Exact name of registrant as specified in its charter)


                  New Jersey                               22-3708029
           (State of incorporation)           (IRS employer identification no.)


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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes |X| No |_|

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2004: Common Stock, No Par Value: 15,968,345 shares outstanding.

================================================================================

Item 1. Financial Statements

                        NUI Corporation and Subsidiaries
                  Consolidated Statement of Income (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                         Three Months Ended            Six Months Ended
                                                                              March 31,                   March 31,
                                                                              ---------                   ---------
                                                                         2004           2003          2004         2003
                                                                         ----           ----          ----         ----
Operating Margins
   Operating revenues                                                    $243,356      $249,729     $409,859     $421,546
   Less - Purchased gas and fuel                                          164,256       157,926      265,476      266,949
          Cost of sales and services                                        3,535         3,139        7,171        6,641
          Energy taxes                                                      5,507         5,289        9,414        8,783
                                                                          ------       --------     ---------    ---------
                                                                           70,058        83,375      127,798      139,173
                                                                           ------      --------     ---------    ---------

Other Operating Expenses
   Operations and maintenance                                              42,075        35,737       81,485       63,587
   Restructuring costs                                                        990           ---        2,136          ---
   Depreciation and amortization                                            8,798         9,052       17,596       17,680
   Taxes, other than income taxes                                           2,391         2,476        4,787        4,566
                                                                          -------       -------    ---------     --------
                                                                           54,254        47,265      106,004       85,833
                                                                          -------       -------    ---------     --------

Operating Income                                                           15,804        36,110       21,794       53,340
   Equity in earnings of Saltville Gas Storage Company, LLC                   268           ---          645          ---
   Loss on extinguishment of debt                                             ---           ---        9,940          ---
   Other income                                                               638           246        1,317          662
   Interest expense                                                        11,120         7,133       19,999       13,473
   Other interest income                                                     (532)       (2,247)      (1,263)      (3,240)
                                                                           -------       -------      -------      -------

Income (Loss) from Continuing Operations Before Income Taxes                6,122        31,470       (4,920)      43,769

   Income tax expense (benefit)                                             2,025        13,034       (1,619)      17,972
                                                                           ------       -------      --------     -------
Income (Loss) from Continuing Operations Before Effect of Change
in Accounting                                                               4,097        18,436       (3,301)      25,797
                                                                           ------       -------      --------     -------
Discontinued Operations
   Loss from discontinued operations                                         (448)         (690)      (1,588)      (1,039)
   Income tax benefit                                                        (148)         (277)        (524)        (420)
                                                                            ------       -------      --------    --------
Loss from Discontinued Operations                                            (300)         (413)       1,064)        (619)
                                                                            ------       --------     --------    --------

Income (Loss) before Effect of Change in Accounting                         3,797        18,023       (4,365)      25,178

Effect of change in accounting (net of tax benefit of $4,079
 in 2003)                                                                     ---        (5,870)         ---       (5,870)
                                                                          -------       -------      --------    --------

Net Income (Loss)                                                          $3,797       $12,153      $(4,365)    $ 19,308
                                                                           ======       =======      ========    ========
Basic and Diluted Income (Loss) from Continuing Operations
 Per Share of Common Stock                                                 $ 0.26       $  1.15      $ (0.21)    $   1.61
                                                                           ======       ========     ========    ========
Basic and Diluted Net Income (Loss) Per Share of Common Stock              $ 0.24       $  0.76       $(0.27)    $   1.21
                                                                           ======       ========     ========    ========

Dividends Per Share of Common Stock                                        $0.130      $  0.245      $  0.375    $  0.490
                                                                           ======      ========      ========   =========
Weighted Average Number of Shares of Common Stock
 Outstanding                                                           15,969,802    16,072,702    15,979,826  16,048,767
                                                                       ==========    ==========     =========  ==========

             See the notes to the consolidated financial statements.


                        NUI Corporation and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                                                                         March 31, 2004         September 30, 2003
                                                                           (Unaudited)                 (*)
                                                                           ----------                  ---
ASSETS
Current Assets
 Cash and cash equivalents                                                   $151,046                  $25,209
 Accounts receivable (less allowance for doubtful accounts of
 $7,671 and $7,304, respectively)                                             105,665                   55,575
 Fuel inventories, at average cost                                             11,425                   63,852
 Unrecovered purchased gas costs                                               10,026                   25,398
 Derivative assets                                                              7,696                    8,059
 Federal income tax receivable                                                    ---                    3,333
 Assets held for sale                                                             ---                    7,976
 Prepayments and other                                                         48,786                   31,120
                                                                          -----------               ----------
                                                                              334,644                  220,522
                                                                          -----------               ----------
Property, Plant and Equipment
 Property, plant and equipment, at original cost                              969,962                  954,446
 Accumulated depreciation and amortization                                   (338,869)                (323,370)
 Unamortized plant acquisition adjustments, net                                12,838                   13,372
 Assets held for sale                                                             ---                      147
                                                                           ----------               ----------
                                                                              643,931                  644,595
                                                                           ----------               ----------

Funds for Construction Held by Trustee                                          2,066                    2,058
Investment in Saltville Gas Storage Company, LLC                               17,101                   16,456
Other Investments                                                                 120                      210

Other Assets
 Regulatory assets                                                             47,987                   57,040
 Notes receivable from Saltville Gas Storage Company, LLC                      20,732                   17,575
 Other receivable from Saltville Gas Storage Company, LLC                       5,303                    8,010
 Long-term portion of derivative assets                                        12,706                    5,133
 Goodwill                                                                       8,056                    8,056
 Assets held for sale                                                             ---                    1,002
 Other assets                                                                  36,073                   40,106
                                                                          ------------             -----------
                                                                              130,857                  136,922
                                                                          ------------             -----------
                                                                           $1,128,719               $1,020,763
                                                                          ============             ===========

CAPITALIZATION AND LIABILITIES
Current Liabilities
 Notes payable to banks                                                      $355,000                 $164,100
 Notes payable                                                                  1,400                    1,400
 Current portion of long term debt and capital lease obligations               52,005                    2,167
 Accounts payable, customer deposits and accrued liabilities                  101,297                  125,353
 Liabilities held for sale                                                        ---                    3,150
 Federal income and other taxes                                                20,053                    5,166
 Current portion of deferred Federal income taxes                                 599                    6,705
                                                                          -----------              -----------
                                                                              530,354                  308,041
                                                                          -----------              -----------
Other Liabilities
 Capital lease obligations                                                      9,378                    9,798
 Deferred Federal income taxes                                                 61,695                   61,608
 Liabilities held for sale                                                        ---                       19
 Unamortized investment tax credits                                             3,159                    3,375
 Environmental remediation reserve                                             33,840                   33,941
 Regulatory and other liabilities                                              71,568                   64,813
                                                                          -----------              -----------
                                                                              179,640                  173,554
                                                                          -----------              -----------
Capitalization
 Common shareholders' equity                                                  219,654                  230,115
 Long-term debt                                                               199,071                  309,053
                                                                          ------------             -----------
                                                                              418,725                  539,168
                                                                          ------------             -----------
                                                                            $1,128,719               $1,020,763
                                                                            ==========               ==========

                  * Derived from audited financial statements.
             See the notes to the consolidated financial statements.

                        NUI Corporation and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                              Six Months Ended March 31,
                                                                                    2004            2003
                                                                                    ----            ----
Operating Activities
Net income (loss)                                                                 $(4,365)           $19,308
Less: Loss from discontinued operations, net of tax                                (1,064)              (619)
      Effect of change in accounting, net of tax                                      ---             (5,870)
                                                                                  --------           --------
   Net income (loss) from continuing operations                                    (3,301)            25,797
                                                                                  --------           -------

Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                    17,596            17,680
   Deferred Federal income taxes                                                    (6,019)           (9,179)
   Amortization of deferred investment tax credits                                    (216)             (293)
   Derivative assets and liabilities                                                 4,347               817
   Regulatory assets and liabilities                                                13,434            14,355
   Other                                                                            (1,019)            2,089
   Effect of changes in:
   Accounts receivable, net                                                        (50,090)          (98,066)
   Fuel inventories                                                                 52,427            28,734
   Accounts payable, deposits and accruals                                         (24,056)           46,971
   Under-recovered purchased gas costs                                               6,155            (7,863)
   Prepaids and other                                                              (17,666)           16,275
   Federal and state income taxes                                                   18,220            28,720
   Other                                                                             3,834             2,366
                                                                                  --------           --------
   Net cash provided by operating activities                                        13,646            68,403
   Net cash provided by (used in) discontinued operations                            4,941            (1,838)
                                                                                  --------           --------
     Net cash provided by operating activities                                      18,587            66,565
                                                                                  --------           --------
Financing Activities
Proceeds from sales of common stock                                                    276               158
Dividends to shareholders                                                           (5,980)           (7,876)
Payments of long-term debt                                                         (60,000)              ---
Funds for construction held by trustee, net                                            ---             1,849
Principal payments under capital lease obligations                                  (1,352)           (1,281)
Net short-term borrowings                                                          190,900            46,643
                                                                                   -------            ------
  Net cash provided by continuing operations                                       123,844            39,493
  Net cash used in discontinued operations                                             ---                (3)
                                                                                  --------           --------
    Net cash provided by financing activities                                      123,844            39,490
                                                                                  --------           -------
Investing Activities
Cash expenditures for property, plant and equipment                                (16,760)          (24,875)
Net proceeds from sale of subsidiaries                                                 ---            13,117
Other                                                                                  215            (8,131)
                                                                                  --------           --------
 Net cash used in continuing operations                                            (16,545)          (19,889)
 Net cash used in discontinued operations                                              (49)             (896)
                                                                                  --------           --------
   Net cash used in investing activities                                           (16,594)          (20,785)
                                                                                  --------           --------

Net increase in cash and cash equivalents from continuing operations               120,945            88,007
Net increase (decrease) in cash and cash equivalents from discontinued operations    4,892            (2,737)
                                                                                  --------           --------
Net increase in cash and cash equivalents                                         $125,837           $85,270
                                                                                  ========           =======
Cash and Cash Equivalents
At beginning of period                                                            $ 25,209           $ 4,247
At end of period                                                                  $151,046           $89,517

             See the notes to the consolidated financial statements.

                        NUI Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

1.   Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (NUI and, together with its subsidiaries, the company, we, our, or us). NUI is a diversified energy company that is primarily engaged in the sale and distribution of natural gas through its local utility companies. NUI's local utility operations are carried out by NUI's wholly-owned subsidiary, NUI Utilities, Inc. (NUI Utilities) and a subsidiary of Virginia Gas Company (VGC), and serve approximately 371,000 customers in four states along the eastern seaboard of the United States. NUI Utilities is comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated businesses are carried out by NUI Capital Corp. and its subsidiaries. As of April 1, 2004, the company's only remaining non-regulated subsidiary with substantial continuing operations is Utility Business Services, Inc. (UBS), a billing and customer information systems and services subsidiary. The company's other non-regulated subsidiaries have either been sold or are winding down their operations; these subsidiaries include: NUI Environmental, Inc. (NUI Environmental), an environmental project development subsidiary sold in September 2003; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary sold in December 2003; NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary; OAS Group, Inc. (OAS), the company's digital mapping operation, which prior to September 30, 2003, was part of UBS; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary which sold wireless and network telephone services. The company's wholly-owned subsidiary, NUI Saltville Storage, Inc. (NUISS), is a fifty-percent member of Saltville Gas Storage Company, LLC (SSLLC). SSLLC is a joint venture with a unit of Duke Energy that is developing a natural gas storage facility in Saltville, Virginia. All intercompany accounts and transactions have been eliminated in consolidation.

On September 26, 2003, the company's Board of Directors announced it was pursuing the sale of the company. The company has engaged two investment banks to serve as financial advisors to the company while it seeks a buyer. As discussed in Note 4, for all periods presented, the company has classified the results of Valley Cities Gas and Waverly Gas, NUI Telecom, and TIC as Discontinued Operations in the Consolidated Statements of Income. The assets and liabilities of NUI Telecom have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheet as of September 30, 2003.

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

2.   Liquidity Issues

As a result of various factors, NUI and NUI Utilities have experienced and expect to continue experiencing significant liquidity problems. Liquidity needs for NUI Utilities generally are driven by factors that include prepayment for its natural gas requirements; natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the purchased gas adjustment clauses; both discretionary and required repayments of short- and long-term debt; capital spending; and working capital requirements, such as administrative expenses and taxes. Liquidity needs at NUI and NUI's non-utility operations generally are driven by required repayments of short-term debt and working capital requirements.

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

     - Under the terms of NUI Utilities' natural gas asset management contract with Cinergy Marketing & Trading LP (Cinergy), NUI Utilities is required to pay in advance, in varying amounts, for its gas requirements on a monthly basis over the contract period. As a result of the prepayment obligations, in addition to the renewal of its credit facility, NUI Utilities may require additional funds in early fiscal 2005 in order to meet its continuing obligations. Further, in order for NUI Utilities to obtain such additional funds, it is required to obtain the approval of its lenders and the New Jersey Board of Public Utilities (NJBPU).

     - On September 26, 2003, the Board of Directors of NUI announced its intention to sell the company. If we are unable to sell the company, or if a sale is not completed in a timely manner, this could materially adversely affect NUI's and NUI Utilities' financial condition, results of operations and liquidity.

As noted above, based upon current anticipated cash flows, the company believes it will have sufficient liquidity to meet its financial obligations through the end of fiscal year ending September 30, 2004 and the company also believes it will remain in compliance with all covenants under its various debt agreements for the remainder of the year ending September 30, 2004 (see Notes 9 and 10 for further discussion on debt covenants). The company plans to address its liquidity concerns by: successfully completing the sale of the company; extending its existing credit facilities beyond the current termination date of November 22, 2004; and obtaining additional financing to ensure NUI Utilities' ability to, among other things, meet its gas purchase prepayment requirements under its natural gas asset management contract with Cinergy. If the company is unsuccessful in its efforts to effectively resolve its liquidity concerns, it may need to reorganize its operations and restructure its credit and debt financing.

3.   Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):

                                                         March 31,         September 30,
                                                           2004                 2003
-------------------------------------------------------------------------------------------

Common stock, no par value                                  $287,552           $288,620
Shares held in treasury                                       (5,113)            (5,320)
Retained deficit                                             (59,296)           (48,951)
Unearned employee compensation                                (2,085)            (3,589)
Accumulated other comprehensive loss (Note 7)                 (1,404)              (645)
-------------------------------------------------------------------------------------------
Total common shareholders' equity                           $219,654           $230,115
===========================================================================================

4.  Discontinued Operations and Assets and Liabilities Held for Sale

The revenues, margins and operating income (losses) of the company's discontinued operations that have been reported as discontinued operations on the Consolidated Statements of Income for the three and six-month periods ended March 31 are, as follows, exclusive of affiliate transactions (in thousands):

                                                 Three Months Ended          Six Months Ended
                                                       March 31,                 March 31,
                                                 2004         2003          2004         2003
                                                 ----         ----          ----         ----
Revenues:
 Distribution Services                         $   ---      $  ---         $  ---      $   553
 Retail & Business Services                          1       13,058         7,078       25,659
                                                ------       ------        ------      -------
Operating Revenues                             $     1      $13,058        $7,078      $26,212
                                               -------      -------        ------      -------

Operating Margins:
 Distribution Services                         $   ---      $   ---        $  ---      $   250
 Retail & Business Services                          1        4,903         1,631        9,866
                                               -------      -------        ------     --------
Operating Margins                              $     1      $ 4,903        $1,631      $10,116
                                               -------      -------        ------      -------

Pre-Tax Operating Income (Loss):
 Distribution Services                         $   ---      $   ---        $  ---      $   120
 Retail & Business Services                       (452)        (436)       (2,945)        (281)
                                               -------      -------        ------      --------
Pre-Tax Operating Income (Loss)                   (452)        (436)       (2,945)        (161)
  Other Income (Expense)                             4         (254)        1,357         (874)
  Net Interest Charges                             ---          ---           ---            4
                                               -------      -------        ------      --------
Pre-Tax Loss from Discontinued Operations      $  (448)     $  (690)       $(1,588)    $(1,039)
                                               -------      -------        --------    --------

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

5.   Earnings Per Share

The following table summarizes the company's basic and diluted earnings per share calculations for the three and six-month periods ended March 31 (amounts are in thousands, except per share amounts):


                                                 Three Months Ended                Six Months Ended
                                                      March 31,                        March 31,
                                                 2004           2003            2004            2003
                                                 ----           ----            ----            ----

Income (loss) from continuing operations       $4,097        $18,436        $ (3,301)        $25,797
Loss from discontinued operations                (300)          (413)         (1,064)           (619)
Effect of change in accounting                    ---         (5,870)            ---          (5,870)
                                               -------       --------       --------         -------
Net income (loss)                              $3,797        $12,153        $ (4,365)        $19,308
                                               =======       ========       ========         =======
Weighted average shares outstanding            15,970         16,073          15,980          16,049
                                               -------       --------       --------         -------

Earnings (Loss) Per Share:
  Basic and diluted income (loss) from
    continuing operations                      $ 0.26        $ 1.15         $ (0.21)         $ 1.61
  Basic and diluted loss from discontinued
    operations                                  (0.02)        (0.03)          (0.06)          (0.04)
  Basic and diluted effect of change in
    accounting                                     ---        (0.36)             ---          (0.36)
                                               -------       --------       --------          -------
  Basic and diluted net income (loss)          $ 0.24        $ 0.76         $ (0.27)         $ 1.21
                                               =======       ========       ========          =======

The company's weighted average diluted shares outstanding (not shown) includes shares which would be issuable upon the exercise of stock options outstanding under NUI's stock option plan, which is added to weighted average shares outstanding. As of March 31, 2004, unvested stock options having an exercise price less than the market value of the company's shares for the three month period on that date provided for an additional 380 shares of common stock equivalents outstanding, which had no impact on the calculation of the company's diluted earnings per share. As of March 31, 2004, 773 shares of common stock equivalents have been omitted from the calculation of the six month diluted earnings per share, as they would have been antidilutive. The number of shares that could potentially be dilutive to earnings per share in the future that have been excluded in the computation of diluted earnings per share, because to do so would have been antidilutive, are 88,200 and 1,006,500 shares, respectively, as of March 31, 2004 and 2003.

6. Restructuring Charges and Other Employee Severance Costs

During November 2003, the company commenced a reorganization effort that resulted in workforce reductions. These workforce reductions primarily effected the corporate shared services functions and were undertaken to reflect the overall reduction in the size of the company due to the sale, or winding down, of certain NUI businesses. Additional workforce reductions were undertaken during January 2004 and March 2004, primarily related to the company's decision to discontinue the trading operations of NUI Energy Brokers. The company currently has no plans for additional workforce reductions. In addition, none of the employees terminated as a result of the reorganization efforts is required to provide any future service to the company. The reorganization efforts resulted in aggregate charges of approximately $2.1 million to restructuring costs for the six months ended March 31, 2004, primarily relating to severance costs for 41 individuals. A total of approximately $1.0 million has been paid to former employees through March 31, 2004. The company has approximately $1.1 million of unpaid liabilities included in Accounts Payable, Customer Deposits, and Accrued Liabilities on the Consolidated Balance Sheet at March 31, 2004 and expects to pay this amount out over a two-year period ending November 30, 2005.

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

7.   Comprehensive Income

The components of Comprehensive Income are as follows (amounts in thousands):

                                             Three Months Ended              Six Months Ended
                                                  March 31,                     March 31,
                                           2004           2003           2004           2003
                                           ----           ----           ----           ----

Net income (loss)                          $3,797        $12,153       $(4,365)      $ 19,308

  Other comprehensive income (loss):
   Derivatives qualifying as hedges, net      813            345          (759)           345
                                           ------        -------       ----------    --------
    Total comprehensive income (loss)      $4,610        $12,498       $(5,124)      $ 19,653
                                           ======        =======       =========     ========

Accumulated other comprehensive income (loss), included in Common Shareholders' Equity on the Consolidated Balance Sheet was $(1,404) at March 31, 2004, and $(645) at September 30, 2003. Included in the balance at March 31, 2004, was $(1,404) related to minimum pension liability (net of $976 in taxes). There were no derivatives qualifying as hedges on that date.

8.   Stock Options

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

Had employee compensation expense been recognized based on the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the company's net income and diluted earnings per share for the three and six-month periods ended March 31 would have been as shown in the following table (in thousands, except for per share amounts).


                                                   Three Months Ended               Six Months Ended
                                                        March 31,                       March 31,
                                                  2004             2003           2004          2003
                                                  ----             ----           ----          ----

Net income (loss) as reported                       $3,797          $12,153      $(4,365)       $19,308
Deduct: Total stock-based employee
------
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effects                    (91)            (473)        (270)          (947)
                                                    ------          -------     --------            ---
Pro forma net income (loss)                         $3,706          $11,680      $(4,635)       $18,361
                                                    ======          =======     =========       =======

Earnings (Loss) Per Share:
Basic and diluted-as reported                        $0.24            $0.76      $(0.27)        $ 1.21
                                                    ======          =======      =======        =======
Basic and diluted-pro forma                          $0.23            $0.73      $(0.29)        $ 1.14
                                                    ======          =======      =======        ======

9. Notes Payable to Banks

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

NUI's new credit agreement provides for a $255 million term loan facility. The proceeds of the term loan facility were used (1) to repay and terminate NUI's credit agreement which was entered into on February 12, 2003, (2) to repay NUI's outstanding $60 million senior notes and pay a $9.4 million prepayment premium relating thereto, (3) to repay approximately $85 million of an intercompany balance owed by NUI to NUI Utilities, (4) to fund a $20.4 million interest reserve account for the benefit of the lenders under NUI's credit agreement, and
(5) for other general corporate purposes. NUI's credit agreement bears interest at a rate, at NUI's option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 6 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 5 percent. The obligations under NUI's credit agreement are guaranteed on a senior unsecured basis by certain of NUI's direct and indirect wholly-owned subsidiaries. NUI Utilities and VGC do not guarantee NUI's obligations under this credit agreement. As of March 31, 2004, NUI has fully drawn all amounts available under its credit agreement. As of May 14, 2004, NUI had overnight cash investments of $28.8 million.

NUI Utilities' current credit agreement provides for (i) a $50 million revolving credit facility, (ii) a $50 million term loan facility and (iii) a $50 million delayed draw term loan facility. The proceeds from the revolving credit facility and the term loan facility combined with the proceeds from the repayment of the $85 million intercompany balance from NUI were used (1) to repay outstanding loans under, and terminate, the NUI Utilities credit agreement which was entered into on February 12, 2003, (2) to pay accrued and unpaid fees under the interim credit agreement entered into on October 10, 2003 and (3) for general corporate purposes. The proceeds from the delayed draw term loan facility, which can be drawn at the option of the company, can be used solely for the purpose of repaying NUI Utilities' 8.35 percent medium term notes, which are due on February 1, 2005. NUI Utilities' credit agreement bears interest at a rate, at NUI Utilities' option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 5 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 4 percent. As of March 31, 2004, NUI Utilities has fully drawn under the $50 million revolver and the $50 million term loan facility. As of May 14, 2004, NUI Utilities had overnight cash investments of $109.1 million.

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

NUI's delay in delivering audited financial statements for fiscal 2003 resulted in events of default under NUI's and NUI Utilities' respective credit agreements. On January 26, 2004, NUI and NUI Utilities obtained waivers of such defaults from the lenders under their respective credit agreements, and received an extension of the delivery date for NUI's audited financial statements for fiscal 2003 and its 2004 first fiscal quarter unaudited financial statements through March 1, 2004, and amended the credit agreements to clarify certain technical provisions. Further delays in the delivery of these financial statements beyond the date to which NUI and NUI Utilities had received waivers resulted in another event of default. On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof. NUI and NUI Utilities subsequently entered into amendments dated May 10, 2004, to their respective credit agreements which:

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

At March 31, 2004, the outstanding borrowings under NUI's and NUI Utilities' credit facilities were $255.0 million and $100.0 million, respectively, at weighted average interest rates of 8.0 percent and 7.5 percent. As of that date, NUI and NUI Utilities had no unused borrowing capacity under their respective credit facilities. Also, as of March 31, 2004, NUI and NUI Utilities had approximately $23.4 million and $102.0 million, respectively, of cash held as short-term investments.

The weighted average daily amounts of borrowings outstanding under NUI's current credit facility and the weighted average interest rates on those amounts were $255.0 million and $40.8 million at 8.1 percent and 2.8 percent for the three months ended March 31, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI's previous and current credit facilities and the weighted average interest rates on those amounts were $191.7 million and $45.6 million at 7.8 percent and 3.0 percent for the six months ended March 31, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI Utilities' current credit facility and the weighted average interest rates on those amounts were $94.9 million and $132.8 million at 7.2 percent and 2.6 percent for the three months ended March 31, 2004 and 2003, respectively. The weighted average daily amounts outstanding of borrowings under NUI Utilities' previous and current credit facilities and the weighted average interest rates on those amounts were $105.0 million and $110.9 million at 5.6 percent and 2.5 percent for the six months ended March 31, 2004 and 2003, respectively.

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

10.  Long-term Debt

NUI Utilities has outstanding $50 million 8.35 percent medium term notes, which mature on February 1, 2005. As of March 31, 2004, this amount has been reclassified to current liabilities on the Consolidated Balance Sheet. As discussed in Note 9, included in NUI Utilities' current credit facility is a $50 million delayed draw term loan that can be drawn at the option of the company and used, subject to satisfaction of the terms and conditions contained therein, to repay these medium term notes.

On November 24, 2003, NUI repaid its $60 million senior notes with the proceeds of its new credit facility entered into on that date. In connection with the repayment of this indebtedness, NUI paid a prepayment premium of approximately $9.4 million to the noteholders, which was recorded as a charge during the first quarter of fiscal 2004. During the first quarter of fiscal 2004, the company also recorded a charge of approximately $0.5 million for unamortized debt expenses related to the senior notes.

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

Approximately $2.1 million of interest earned on the original net proceeds from the $20 million 6.4 percent revenue bonds due 2024 is unexpended and accordingly has been classified as "Funds for Construction Held by Trustee" on the Consolidated Balance Sheet at March 31, 2004 until drawn upon.

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

As of March 31, 2004, the aggregate principal and accrued interest on the outstanding Variable Bonds totaled approximately $39.0 million. Principal and any unpaid interest on the outstanding Variable Bonds are due on June 1, 2026, unless the put option is exercised before that time.

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

Many of these breaches were cured on May 10, 2004 with delivery of many of the Required Documents. The remaining breaches were cured by virtue of NUI Utilities' delivery of NUI's annual report dated September 30, 2003 on Form 10-K, related officers' certificates and other financial information.

Defaults may occur in the near future under the 5.70 percent bonds if NUI Utilities does not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 and unaudited financial statements for NUI Utilities for the fiscal quarters ended December 31, 2003 and March 31, 2004. To date, NUI Utilities has obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facility to June 30, 2004. NUI and NUI Utilities are working diligently to deliver the required documentation within this timeframe.

The company's long-term debt maturities for each of the next five fiscal years are as follows: zero in 2004; $50 million in 2005; $5 million in 2006; zero in 2007; and $15 million in 2008.

Dividend Restrictions Under Long-term Debt Agreements. The payment of cash dividends by NUI Utilities to NUI is restricted pursuant to the SBPA to an amount based, in part, on the earned surplus of NUI Utilities, which had been reduced by the NJBPU Settlement. On May 19, 2004, NUI Utilities and The Bank of New York amended the SBPA. The amendment eliminates the effect of the NJBPU Settlement, as well as the estimated refunds to customers in Florida and certain other related costs, on the earned surplus of NUI Utilities, thereby allowing for the payment of dividends by NUI Utilities to NUI at this time. In addition, under the amendment to NUI Utilities' credit facility dated as of May 10, 2004, NUI Utilities is prohibited from paying dividends exceeding $35 million in the aggregate while the credit facility is outstanding.

11. Pension and Post-Retirement Benefits

The company sponsors several qualified and nonqualified pension plans and other post-retirement benefit plans covering the company's current and former employees who meet certain eligibility criteria.

The following table provides the Components of Net Periodic Benefit Costs relating to all qualified and nonqualified pension plan and other post-retirement plans on an aggregate basis.

                                      Pension Benefits                   Other Benefits
                                      ---------------                    --------------
                                     Three Months Ended                Three Months Ended
                                          March 31,                         March 31,
                                    2004             2003             2004            2003
                                    ----             ----             ----            ----

Service cost                       $1,213           $  860             $103             $126
Interest cost                       1,870            1,704              479              492
Return on plan assets              (2,085)          (2,068)            (148)            (116)
Net amortization and deferral         690              523              103               70
                                   -------          -------           ------            -----
  Net Periodic Benefit Costs       $1,688           $1,019             $537             $572
                                   =======          =======           ======            =====

                                                    Pension Benefits                   Other Benefits
                                                    ----------------                   --------------
                                                    Six Months Ended                  Six Months Ended
                                                        March 31,                         March 31,
                                                  2004             2003             2004            2003
                                                  ----             ----             ----            ----

Service cost                                      $2,426           $1,719            $206             $252
Interest cost                                      3,741            3,408             959              984
Return on plan assets                             (4,170)          (4,135)           (297)            (232)
Net amortization and deferral                      1,379            1,046             205              139
                                                  ------           ------          ------          -------
 Net Periodic Benefit Costs                       $3,376           $2,038          $1,073           $1,143
                                                  ======           ======          ======          =======

12. Commitments and Contingencies

Focused Audit. On March 20, 2003, the NJBPU announced the initiation of a focused audit of NUI Corporation, NUI Utilities, and Elizabethtown Gas. The NJBPU had expressed the belief that recent downgrades of the senior unsecured debt of NUI and NUI Utilities, as well as negative credit rating agency comments, and concerns raised during a recent competitive services audit, substantiated the need for an in-depth review of the financial practices of the company and its subsidiaries. On June 4, 2003, the NJBPU chose The Liberty Consulting Group to perform the audit. The focused audit covered the following areas: corporate governance; strategic planning; financial structure and interaction; accounting and property records; executive compensation and affiliate transactions. An interim audit report was released by the NJBPU on December 17, 2003 and the final audit report was issued on March 1, 2004 and was accepted and released by the NJBPU on March 17, 2004, at the NJBPU's public agenda meeting. Among other things, the report criticizes NUI for the energy management practices on behalf of NUI Utilities, its financing and cash pooling arrangements, the impact of unprofitable non-utility operations on NUI Utilities, the method used to allocate shared services costs among its business units, and the propriety of rates established in the 2002 Elizabethtown base rate case. NUI filed responsive comments on March 26, 2004 and a settlement was reached with the NJBPU on April 14, 2004. On April 26, 2004, the NJBPU issued a Final Order accepting and adopting the settlement agreement. The company recorded a pre-tax charge of $30 million in the fourth quarter of fiscal 2003 to reflect the final settlement of the focused audit. Of this amount, $28 million was recorded as the amount to be refunded to customers in New Jersey. The company has also agreed to pay interest at 7.95 percent annually on the unpaid balance. The $28 million will be credited to ratepayers as follows: $7 million in NUI's fiscal year 2004, $6 million in NUI's fiscal year 2005 and $5 million in each of NUI's fiscal years 2006, 2007 and 2008.

In addition, the company established a pre-tax reserve of $2.6 million in fiscal 2003 in anticipation of providing refunds to customers in Florida as a result of transactions by the company's NUI Energy Brokers subsidiary.

Default under Credit Agreements. In February 2003, NUI and NUI Utilities each replaced their respective previous credit agreements with new revolving agreements. In November 2003, each of NUI and NUI Utilities refinanced the February 2003 facilities and entered into credit agreements for new 364-day credit facilities. NUI's delay in delivering audited financial statements for fiscal 2003 resulted in defaults under such credit agreements. On January 26, 2004, NUI and NUI Utilities both obtained waivers of such defaults from the lenders under their respective credit agreements and (i) received an extension to March 1, 2004 of the delivery date for NUI's audited financial statements for fiscal 2003 and unaudited financial statements for the first fiscal quarter of 2004 and (ii) amended the credit agreements to clarify certain technical provisions. Subsequently, on March 12, 2004, NUI and NUI Utilities obtained a limited waiver from the lenders under their respective credit agreements further waiving the defaults described above. These credit facilities were amended on May 10, 2004, to further extend these deadlines.

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

Defaults may occur in the near future under the 5.70 percent bonds if NUI Utilities does not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 and unaudited financial statements for NUI Utilities for the fiscal quarters ended December 31, 2003 and March 31, 2004. To date, NUI Utilities has obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facility to June 30, 2004. NUI and NUI Utilities are working diligently to deliver the required documentation within this timeframe.

Commitments. On April 30, 2001, the company announced an agreement with a unit of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUISS and Duke Energy Saltville Gas Storage, LLC (DESGS) have created a limited liability company, SSLLC. After receiving the required regulatory approval, in February 2003 VGC contributed certain storage assets valued at approximately $16.3 million to SSLLC. DESGS has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose. To the extent SSLLC determines it needs additional funding (which decision can only be made jointly by the company and DESGS), the company and DESGS are obligated to fund the development of SSLLC equally.

As of March 31, 2004, the company has loaned SSLLC an aggregate of approximately $26.0 million toward the development of the Saltville storage facility. The company currently estimates its share of funding to be zero in fiscal 2004, and $2.5 million in fiscal 2005. Subsequent years are expected be funded with internally generated cash flows of the joint venture.

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

Guarantees. The company has guarantees of approximately $161.4 million to 42 counterparties as of March 31, 2004, in support of NUI Energy Brokers' trading activities. These guarantees were necessary to facilitate trading with a broad group of potential counterparties, although typically NUI Energy Brokers used only a fraction of the issued guarantees at any given time. Further, since NUI Energy Brokers has netting agreements in place with most of its counterparties, the guarantees would apply only to net balances owed to its respective counterparties with which it has such agreements. As of March 31, 2004, the amount of purchases covered by outstanding guarantees was approximately $4.4 million.

Environmental Matters. The company owns, or previously owned, certain properties located in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland on which manufactured gas plants (MGP) were operated by the company or by other parties in the past. In New Jersey, the company is currently conducting remedial activities at such properties with oversight from the New Jersey Department of Environmental Protection and anticipates initiation of such activities in the state of North Carolina within the next five years. Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded on an undiscounted basis a total reserve of approximately $33.8 million which the company believes represents the probable minimum amount the company may expend over the next 30 years. Of this reserve, approximately $29.9 million relates to remediation of the New Jersey MGP properties and approximately $3.9 million relates to remediation of the MGP properties located outside the state of New Jersey.

The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the NJBPU to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has recorded a regulatory asset of approximately $34.6 million, inclusive of interest, as of March 31, 2004, reflecting the future recovery of both incurred costs and future remediation liabilities in the state of New Jersey. The company has also been successful in recovering a portion of MGP remediation costs incurred in New Jersey from the company's insurance carriers and continues to pursue additional recovery. The company sold the net assets of its North Carolina Gas utility division on September 30, 2002 and its Valley Cities Gas and Waverly Gas utility divisions on November 7, 2002. Included in these asset sales were the environmental obligations for two of the company's MGP sites: one in North Carolina and one in Pennsylvania. With respect to costs associated with the MGP properties located outside New Jersey, the company is currently pursuing or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. Although the company has been successful in recovering a portion of the remediation costs incurred outside of New Jersey from the company's insurance carriers, the company is not able to express a belief as to the success of additional recovery efforts. The company is working with the regulatory agencies to prudently manage its MGP costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $60.5 million for the next twelve month period (this amount includes the company's obligations under two twenty-year agreements to pay annual demand charges for the firm transportation and storage of natural gas, discussed above). The company currently recovers, and expects to continue to recover, the majority of such fixed charges through its purchased gas adjustment clauses. The company also is committed to purchase from a single supplier, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 billion cubic feet per year. In the event that the company does not purchase the minimum quantity in a given year, the company has until the next contract year to make up the difference or risk reduction in the contracted daily delivery quantity. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

NUI Utilities has entered into an agreement with Cinergy to manage its interstate pipeline assets. NUI Utilities initially entered into an agreement with Cinergy effective March 31, 2004, which covered only a one-month period. That agreement was superceded by an agreement effective on April 1, 2004, pursuant to which Cinergy will serve as NUI Utilities' asset manager from April 1, 2004 until March 31, 2005, and will provide NUI Utilities with a full requirements gas supply service to enable NUI Utilities to meet its public utility obligations to supply gas to customers in New Jersey, Florida and Maryland. The gas supply will be provided at market-based prices.

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

Employment Agreements. The company has created an incentive plan designed to retain key personnel through the date the company would be sold. Upon reaching an agreement to sell the company, the company would begin accruing an aggregate of approximately $3.7 million in retention costs through the anticipated closing date for the sale of the company. These retention amounts would be payable thirty days following the closing date of the sale, or on a date before the closing date if the employee is released from his/her employment by the company. In connection with the possible sale of the company, NUI has established a discretionary severance plan for non-bargaining employees. In addition, certain officers and directors have change in control agreements with NUI, which define the amount of severance that would be payable upon the occurrence of certain events as defined within the agreements.

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

14. Business Segment Information

The company's operations are organized and managed as three primary segments:
Distribution Services, Energy Asset Management, and Retail and Business Services. The Distribution Services segment currently distributes natural gas in three states through the company's regulated utility operations, and engages in appliance leasing, repair and maintenance operations and off-system gas sales. The Energy Asset Management segment reflects the operations of NUI Energy Brokers and all of the VGC subsidiaries. The Retail and Business Services segment reflects the operations of the company's UBS operations and NUI Energy subsidiary. The company also has corporate operations that do not generate any revenues.

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

The following table provides information concerning the major segments of the company for the three and six-month periods ended March 31, 2004 and 2003. The company's management evaluates its segment profit and loss on the basis of pre-tax income (losses) from continuing operations. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

                                              Three Months Ended              Six Months Ended
                                                   March 31,                     March 31,
(Dollars in thousands)                       2004           2003         2004           2003
                                             ----           ----         ----           ----
Revenues:
 Distribution Services                      $240,547     $232,257      $ 402,085     $398,443
 Energy Asset Management                       1,889       17,187          5,692       21,426
 Retail and Business Services                  2,412        1,527          4,746        4,386
 Intersegment Revenues                        (1,492)      (1,242)        (2,664)      (2,709)
                                            --------    ----------     ---------     --------
Total Revenues                              $243,356     $249,729      $ 409,859     $421,546
                                            ========     ========      =========     ========

Operating Margins:
 Distribution Services                       $67,904      $66,678       $121,515     $117,423
 Energy Asset Management                       1,343       16,622          4,794       20,567
 Retail and Business Services                  1,174          380          2,326        2,053
 Intersegment Operating Margins                 (363)        (305)          (837)        (870)
                                            --------     --------       --------     --------
Total Operating Margins                      $70,058      $83,375       $127,798     $139,173
                                             =======      =======       ========     ========

Pre-Tax Operating Income (Loss):
 Distribution Services                       $29,093      $28,567        $45,614     $46,754
 Energy Asset Management                      (3,862)      13,188         (3,809)     14,015
 Retail and Business Services                     52       (4,371)            38      (5,365)
                                             -------      -------        -------     -------
Total Pre-Tax Operating Income               $25,283      $37,384        $41,843     $55,404
                                             =======      =======        =======     =======

Pre-Tax Income (Loss) from Continuing
 Operations:
  Distribution Services                      $23,952      $25,953        $36,243     $40,879
  Energy Asset Management                     (4,453)      12,607         (4,762)     13,192
  Retail and Business Services                     3       (4,731)           (49)     (5,880)
                                             -------      -------        -------     --------
Total Pre-Tax  Income (Loss) from
 Continuing Operations                       $19,502      $33,829        $31,432     $48,191
                                             =======      =======        =======     =======

A reconciliation of the company's segment pre-tax operating income and income
(loss) from continuing operations, to amounts reported on the consolidated financial statements, is as follows:

                                                 Three Months Ended              Six Months Ended
                                                      March 31,                     March 31,
(Dollars in thousands)                          2004            2003           2004         2003
                                                ----            ----           ----         ----

Segment Pre-Tax Operating Income              $25,283        $37,384       $41,843      $55,404
 Non-segment pre-tax operating loss            (9,479)        (1,274)      (20,049)      (2,064)
                                              -------        -------       --------     -------
Pre-tax Operating Income                      $15,804        $36,110       $21,794      $53,340
                                              =======        =======       =======      =======

Segment Pre-Tax Income (Loss) from
 Continuing Operations                        $19,502        $33,829       $31,432      $48,191
 Non-segment pre-tax loss from continuing
  operations                                  (13,380)        (2,359)      (36,352)      (4,422)
                                              -------        -------       -------      -------
Pre-Tax Income (Loss) from Continuing
 Operations                                   $ 6,122        $31,470       $(4,920)     $43,769
                                              =======        =======       =======      =======


The increase in non-segment pre-tax operating loss for the three and six months ended March 31, 2004, as compared to the same periods in fiscal 2003, is primarily due to increased corporate expenses for outside professional services (approximately $1.9 million and $6.4 million, for the three and six-month periods, respectively), bank fees (approximately $2.4 million and $5.7 million, for the three and six-month periods, respectively), and restructuring and other severance charges (approximately $3.1 million and $4.2 million, for the three and six-month periods, respectively) (see Note 6), which costs have not been allocated to the company's various business units. The increase in non-segment pre-tax loss from continuing operations for the six months ended March 31, 2004, as compared to the same period in fiscal 2003, is primarily due to these same factors, plus a pre-tax loss of approximately $9.9 million recorded for the early retirement of debt (see Note 10).

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

In addition to the required monetary refund and penalty, NUI agreed to file a plan with the NJBPU for implementing the recommendations of the Liberty report, as modified by the settlement. The settlement agreement also contains a number of other provisions, including, without limitation:

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

The terms of the settlement agreement (1) do not prohibit the transfer of cash between NUI Utilities and NUI for the purpose of the payment of dividends to NUI or the settlement of monthly intercompany balances, (2) do not waive or alter the requirements of any existing Order of the NJBPU and (3) are not binding on any purchaser of the company, except that, upon the closing of the sale, any outstanding refund and penalty balance are required to be paid in full by the company within a period of time to be determined by the NJBPU. The company's agreement to the terms of the settlement is not an acknowledgement of non-compliance with any law, regulation or NJBPU Order or requirement. The settlement agreement resolves all issues identified in the final Liberty audit report without acknowledgement or admission by the company as to the correctness of any issue or that any specific issue forms the basis or any part of the basis for the payments described above. The settlement provides that no further civil action shall be taken by the NJBPU. The NJBPU retains the authority to impose any requirements or conditions on a purchaser upon a petition for approval of a sale of the company.

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

NUI Utilities filed a procedure for competitive procurement of gas supply management services, which was approved by the NJBPU on February 11, 2004. NUI Utilities instituted a process for receiving bids for gas supply and capacity management services to the company's New Jersey, Florida and Maryland utility divisions. The company requested bidders to provide bids in one of three ways:
(1) on the basis of a fixed payment to the company reflecting the value of the company's energy assets, (2) on the basis of sharing credits and/or margins derived from capacity release and off-system sales activities, or (3) on the basis of a fee tied to the volume of capacity in excess of the company's requirements multiplied by a measure of the market value tied to available published indices. The company received multiple bids from nine third-party suppliers. As a result of this process, NUI Utilities selected Cinergy to provide a full requirements gas supply contract with least cost dispatch rights. The contract covers the period from April 1, 2004 through March 31, 2005 and provides a fixed payment to NUI Utilities for the use of NUI Utilities' gas and deliverability assets for the twelve months ended March 31, 2005. The NJBPU approved the selection of Cinergy as the company's gas and capacity management services provider on April 14, 2004.

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

For a description of the investigations of NUI Energy Brokers, see Part II - Other Information- Item 1. Legal Proceedings- Investigations of NUI Energy Brokers.

New Credit Facilities at NUI and NUI Utilities

On November 24, 2003, NUI and NUI Utilities each entered into a separate credit facility with a syndicate of banks. NUI obtained a $255 million term loan facility and NUI Utilities obtained a $150 million credit facility comprised of a $50 million term loan facility, a $50 million revolving credit facility and a $50 million delayed draw term loan facility, which delayed draw term loan facility may only be used to repay NUI Utilities' 8.35 percent medium term notes. Both the NUI and NUI Utilities credit facilities expire on November 22, 2004, and each may be extended for one 364-day term, subject to certain conditions.

The delay in delivering audited financial statements for fiscal 2003 and unaudited financial statements for the fiscal quarter ended December 31, 2003, resulted in events of default under NUI's and NUI Utilities' credit agreements. On January 26, 2004, NUI and NUI Utilities obtained waivers of such defaults from the lenders under their respective credit agreements.

Pursuant to these waivers, the deadline for the delivery of NUI's annual report and financial statements for its fiscal quarter ended December 31, 2003 was extended until March 1, 2004. On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof. NUI and NUI Utilities subsequently entered into amendments on May 10, 2004, to their respective credit agreements which:

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

The company is continuing to work with its financial advisors on the sale process for the company and hopes to enter into a definitive agreement with a purchaser during the third quarter of calendar 2004. For a discussion of factors that could prevent or delay the sale of the company, see Item 1. Business--Risk Factors--The sale of NUI may not be consummated, as discussed in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

Forward-Looking Statements

Certain statements contained in this quarterly report are "forward-looking statements" within the meaning of federal securities laws. The company intends that these statements be covered by the safe harbors created under those laws. These statements include, but are not limited to:

     - statements as to NUI's and NUI Utilities' requirements for additional financing and the ability of NUI and NUI Utilities to extend and refinance certain of their outstanding indebtedness, including the credit facilities entered into in November 2003;
     - statements as to NUI's and NUI Utilities' expected liquidity needs during fiscal 2004, fiscal 2005 and beyond and statements as to the sources and availability of funds to meet the liquidity needs of NUI and NUI Utilities;
     - statements as to expected financial condition, performance, prospects and earnings of the company; and expected liquidity needs and sources of funds;
     - statements as to the company's possible settlement with the Florida Public Service Commission (FPSC);
     - estimates as to the amount to be refunded to customers in Florida as a result of the investigation of NUI Energy Brokers;
     - statements as to expected rates, gas volumes, gas sales, revenues, margins, expenses and operating results;
     - statements as to industry forecasts in markets in which the company has operations;
     - statements as to the amount and sources of funding for future capital expenditures and investments of the company, including the company's estimated share of its funding commitments to its joint venture with Duke Energy;

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

For an additional discussion of factors that may affect the company's business and results of operations, see Item 1. Business--Risk Factors in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2003.

Overview

The company is a diversified energy company that is primarily engaged in the sale and distribution of natural gas through its local utility companies. Its local utility operations are carried out by NUI Utilities and its operating divisions, as well as through a subsidiary of Virginia Gas Company (VGC) and serve approximately 371,000 customers in four states along the eastern seaboard of the United States. NUI Utilities is comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated businesses are carried out by NUI Capital and its subsidiaries. As of April 1, 2004, however, the company's only remaining non-regulated subsidiary with substantial operations is Utility Business Services, Inc. (UBS), a billing and customer information systems and services subsidiary. The company's other non-regulated subsidiaries have either been sold or are being discontinued. These subsidiaries include NUI Environmental, Inc. (NUI Environmental), an environmental project development subsidiary sold in September 2003; NUI Telecom, Inc. (NUI Telecom), a telecommunications services subsidiary sold in December 2003; NUI Energy, Inc. (NUI Energy), an energy retailer; NUI Energy Brokers, Inc. (NUI Energy Brokers); a wholesale energy trading and portfolio management subsidiary; OAS Group, Inc. (OAS), the company's digital mapping operation, which prior to September 30, 2003, was part of UBS; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary which sold wireless and network telephone services. In addition, through NUI Saltville Storage, Inc. (NUISS), the company is a fifty-percent member of Saltville Gas Storage Company, LLC (SSLLC), a joint venture with a unit of Duke Energy that is developing a natural gas storage facility in Saltville, Virginia.

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

Results of Operations

Consolidated Review of Results of Operations

The following discussion is intended to provide an overview of consolidated results for the three and six-month periods ended March 31, 2004 and 2003. Following this discussion is a more detailed overview of the results for NUI's three business segments.

Net Income (Loss). NUI had net income of $3.8 million, or $0.24 per share, for the three months ended March 31, 2004, as compared to $12.2 million, or $0.76 per share, for the three months ended March 31, 2003. The decrease in net income of $8.4 million during the current three-month period was due to reduced income from continuing operations of approximately $14.3 million, which was primarily due to (1) reduced operating margins of approximately $15.3 million by NUI Energy Brokers; (2) increased net interest charges of approximately $5.7 million, which resulted from both higher weighted average indebtedness and increased interest rates during the current three-month period; (3) increased operation and maintenance expenses of approximately $6.3 million (see discussion under Income (Loss) from Continuing Operations); and (4) additional restructuring expenses of approximately $1.0 million during the current three-month period. Lower charges for changes in accounting of approximately $5.9 million partially offset the increased net loss.

NUI had net loss of $4.4 million, or $0.27 per share, for the six months ended March 31, 2004, as compared to net income of $19.3 million, or $1.21 per share, for the six months ended March 31, 2003. The decrease in net income of $23.7 million during the current six-month period was primarily due to reduced income from continuing operations of approximately $29.1 million. This decrease was a result of the following factors (which are more fully discussed below under Income (Loss) from Continuing Operations): (1) increased operating expenses; (2) reduced operating margins by NUI Energy Brokers; (3) a pre-tax loss recorded for the early extinguishment of debt (see Note 10 of the Notes to the Consolidated Financial Statements); (4) increased net interest charges; and (5) restructuring charges related to the severance of employees. Losses from discontinued operations increased by approximately $0.5 million during the current six-month period. Lower charges for changes in accounting of approximately $5.9 million partially offset the increased net loss.

Income (Loss) from Continuing Operations. Income from continuing operations was $4.1 million, or $0.26 per share, for the three-month period ended March 31, 2004, compared to $18.4 million, or $1.15 per share, for the same period in fiscal 2003. The current three-month period decrease is primarily due to (1) reduced operating margins of approximately $15.3 million by NUI Energy Brokers, which resulted from the company scaling back its energy trading operation in conjunction with the focused audit being conducted by the NJBPU and an investigation of its trading practices; (2) increased interest expense of approximately $5.7 million, which resulted from both higher weighted average indebtedness and increased interest rates during the current three-month period;
(3) increased operation and maintenance expenses of approximately $6.3 million and (4) additional restructuring expenses related to severance payments to employees of approximately $1.0 million during the current three-month period. These decreases in income from continuing operations were partially offset by higher equity and other income (approximately $0.7 million) and reduced income tax expenses (approximately $11.0 million) during the current three-month period, as compared to the prior fiscal period. The increased operating expenses were due primarily to increased legal and professional fees in conjunction with the focused audit conducted by the NJBPU, the investigation conducted involving questionable transactions by NUI Energy Brokers, and costs associated with finding a buyer for the company (approximately $4.7 million), bank fees (approximately $2.7 million), insurance (approximately $0.8 million), costs incurred to wind-down NUI Energy Brokers (approximately $0.7 million), labor and employee benefits, primarily due to severance paid to the company's former Chief Executive Officer and General Counsel (approximately $0.7 million), and increased pension costs (approximately $0.6 million). These increases were partially offset by reduced bad debts, mainly as a result of the winding-down of NUI Energy during fiscal 2003 (approximately $3.6), and rent expenses (approximately $0.3 million) during the three-month period ended March 31, 2004.

Loss from continuing operations was $3.3 million, or $0.21 per share, for the six-month period ended March 31, 2004, compared with income from continuing operations of $25.8 million, or $1.61 per share, for the same period in fiscal 2003. The current six-month period decrease is primarily due to (1) increased operation and maintenance expenses of approximately $17.9 million; (2) approximately $15.3 million of reduced operating margins by NUI Energy Brokers as a result of the winding-down of its trading operations following the focused audit conducted by the NJBPU and the subsequent investigation of its transactions; (3) a pre-tax loss of approximately $9.9 million recorded for the early extinguishment of debt; (4) increased net interest charges of approximately $8.5 million as a result of both higher weighted average indebtedness and increased interest rates during the current six-month period; and (5) restructuring charges of approximately $2.1 million related to the payment of employee severance costs. These decreases in income from continuing operations were partially offset by higher equity and other income (approximately $1.3 million) and reduced income tax expenses (approximately $19.6 million) during the current six-month period, as compared to the prior fiscal period. The increased operating expenses were due primarily to increased legal and professional fees in conjunction with the focused audit conducted by the NJBPU, the investigation conducted involving questionable transactions by the company's NUI Energy Brokers subsidiary, and costs associated with finding a buyer for the company (approximately $12.0 million), bank fees (approximately $6.9 million), insurance (approximately $1.4 million), increased pension costs (approximately $1.2 million), and costs incurred to wind-down NUI Energy Brokers (approximately $0.7 million). These increases were partially offset by reduced bad debts, mainly as a result of the winding-down of NUI Energy during the fiscal 2003 (approximately $3.1), rent expenses (approximately $0.8 million), and labor and employee benefits (approximately $0.4 million) during the six-month period ended March 31, 2004.

The company anticipates increased costs related to legal, professional, and bank fees while it completes the sale process and continues to address its liquidity needs. Increases are also anticipated in pension and insurance expenses during the remainder of fiscal 2004.

Discontinued Operations. After-tax losses from discontinued operations for the three months ended March 31, 2004, were $0.3 million, or $0.02 per share, compared to $0.4 million, or $0.03 per share during the prior fiscal year.

After-tax losses from discontinued operations for the six months ended March 31, 2004, were $1.1 million, or $0.06 per share, compared to $0.6 million, or $0.04 per share during the prior fiscal year. The increased losses during fiscal 2004 were primarily due to losses of NUI Telecom prior to the sale on December 15, 2003, as well as the costs of winding-down the operations of TIC.

Business Segment Review of Results of Operations

The following is a discussion of the company's business segment results of operations and is presented based on Income from Continuing Operations before Taxes. Included in operations and maintenance expenses for each of NUI's business segments are allocations of corporate costs related to shared service functions such as human resources, legal, accounting and information technology, which are allocated based on the ocmpany's cost allocation policty. In addition, the company has corporate operations that incurred operating expenses of $9.5 million and $1.3 million for the three-month periods ended March 31, 2004 and 2003, respectively, and $20.1 million and $2.1 million for the six-month periods ended March 31, 2004 and 2003, respectively. The increases during the fiscal 2004 periods relate to increased costs related to outside professional services, bank fees, and restructuring charges. These costs are not allocated to our business segment results.

Distribution Services Segment

The company's Distribution Services segment distributes natural gas in three states throught the company's regulated natural gas utility operations. These operations are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). This segment also includes the company's OAS subsidiary, its appliance leasing, repair, maintenance operations and service business as well as off-system sales. The company sold its Valley Cities Gas and Waverly Gas natural gas utilities in November 2002 (see Note 4 ofthe Notes to the Consolidated Financial Statements). The results for these operations are reflected in Discontinued Operations in the Consolidated Financial Statements for the three and six-month periods ended March 31, 2003 and 2002. The Income form Continuting Operations before Taxes for the segment is as follows:

---------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)                        Three Months    Three Months   Six Months    Six Months
                                               Ended March     Ended March    Ended March   Ended March
                                                 31, 2004        31, 2003       31, 2004      31, 2003
---------------------------------------------------------------------------------------------------------------
Operating Revenues                                 $240,341        $231,967     $401,567      $397,863
Purchased Gas and Fuel                              164,134         157,662      265,033       266,630
Cost of sales and services                            2,876           2,516        5,877         5,393
Energy Taxes                                          5,507           5,289        9,414         8,783
                                             ------------------------------------------------------------------
Operating Margins                                    67,824          66,500      121,243       117,057
                                             ------------------------------------------------------------------
Operating Expenses:
Operations & Maintenance Expenses                    28,745          27,959       55,789        51,100

Depreciation & Amortization                           7,935           8,054       15,877        15,727
Taxes Other than Income                               2,051           1,920        3,963         3,476
                                             ------------------------------------------------------------------
Total Operating Expenses                             38,731          37,933       75,629        70,303
                                             ------------------------------------------------------------------
Pre-Tax Operating Income                             29,093          28,567       45,614        46,754
Other Income & (Expense)                                367             165          838           317
Net Interest Charges                                  5,508           2,778       10,211         6,191
                                             ------------------------------------------------------------------
Pre-Tax Income from Continuing
  Operations                                        $23,952         $25,954      $36,241       $40,880
                                             ------------------------------------------------------------------


Operating Revenues. Operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses (BGSS in New Jersey and PGA in Florida) utilized by the company's utility operations. Such clauses enable the company to pass through to its utility customers, via periodic adjustments to customers' bills, changes in costs incurred by the company for purchased gas without affecting operating margins. These purchased gas adjustments are authorized by regulatory authorities in the states in which the company operates. Since the company's utility operations do not earn a profit on the sale of the gas commodity, the company's level of regulated operating revenues is not necessarily indicative of financial performance. Similarly, the Societal Benefits Charge (SBC) is a clause which enables Elizabethtown Gas to pass through to its customers the costs of certain NJBPU-mandated programs and environmental remediation programs.

Distribution Services operating revenues increased by $8.3 million, or 4 percent, to $240.3 million during the three months ended March 31, 2004, as compared to $232.0 million in the same period in fiscal 2003. The increase in operating revenues was primarily attributable to an increase in BGSS and PGA rates charged to customers in New Jersey and Florida, respectively, (approximately $24.5 million) and an increase in Elizabethtown Gas' SBC (approximately $3.0 million). A base rate increase in Florida (approximately $1.2 million) also contributed to the increase in operating revenues. (See Regulatory Matters for a further discussion of rate increases.) These increases were partially offset by reduced off-system sales (approximately $22.6 million).

Distribution Services operating revenues increased by $3.7 million, or 1 percent, to $401.5 million during the six months ended March 31, 2004, as compared to $397.8 million in the same period in fiscal 2003. The increase in operating revenues was primarily attributable to an increase in the BGSS and PGA rates charged to customers in New Jersey and Florida, respectively, (approximately $33.9 million) and an increase in Elizabethtown Gas' SBC (approximately $4.5 million). Base rate increases in New Jersey (approximately $3.1 million) and Florida (approximately $1.6 million) also contributed to the increase in operating revenues. These increases were partially offset by reduced off-system sales (approximately $42.0 million).

Operating Margins. Operating margins increased by $1.3 million, or 2 percent, to $67.8 million for the three months ended March 31, 2004, as compared to $66.5 million in the same period in fiscal 2003. Of the factors previously discussed in operating revenues, the operating margin impact of the rate increases contributed approximately $1.1 million, and the colder weather contributed approximately $1.5 million. Total operating margins from off-system gas sales were $0.5 million less for the three months ended March 31, 2004, compared to the same period in fiscal 2003. The company has a weather normalization clause in its New Jersey tariff, which is designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of weather normalization clauses, operating margins were approximately $3.0 million and $4.0 million lower in the fiscal 2004 and 2003 periods, respectively, than they otherwise would have been without such clauses. Operating margins for the appliance services businesses decreased approximately $0.7 million lower for the current three-month period as a result of increased costs of providing services. Operating margins for OAS during the three-months ended March 31, 2004, were consistent with the prior fiscal year.

Operating margins increased by $4.2 million, or 4 percent, to $121.2 million for the six months ended March 31, 2004, as compared to $117.0 million in the same period in fiscal 2003. Of the factors previously discussed in operating revenues, the rate increases contributed approximately $4.7 million, the operating margin impact of the colder weather contributed approximately $0.6 million, and new customers contributed approximately $0.4 million. Total operating margins from off-system gas sales were approximately $0.6 million lower during the six months ended March 31, 2004 as compared to the same period in fiscal 2003. As a result of weather normalization clauses, operating margins were approximately $2.1 million and $4.8 million lower in the fiscal 2004 and 2003 periods, respectively, than they otherwise would have been without such clauses. Operating margins for the appliance services businesses decreased approximately $0.8 million lower for the current six-month period as a result of increased costs of providing services. Operating margins for OAS during the six-months ended March 31, 2004, were consistent with the prior fiscal year.

With the exception of demand caused by changes in weather, the company does not anticipate any significant change in the economic outlook for natural gas sales in this segment for the remainder of fiscal 2004.

Operating Expenses. Operations and maintenance expenses increased by $0.8 million, or 3 percent, to $28.7 million for the three months ended March 31, 2004, as compared with $27.9 million in the same period in fiscal 2003. This was mainly due to increases in legal and professional fees (approximately $2.4 million), insurance costs for general liability (approximately $1.5 million), pension expenses due to lower discount rate and asset return assumptions (approximately $0.5 million), materials and supplies costs used by the appliance operations (approximately $0.3 million), telephone (approximately $0.3 million), and bank fees (approximately $0.3 million). These increases were partially offset by reduced labor and employee benefits (approximately $3.4 million), bad debts (approximately $0.9 million), and rent expense (approximately $0.1 million).

Operations and maintenance expenses increased by $4.7 million, or 9 percent, to $55.8 million for the six months ended March 31, 2004, as compared with $51.1 million in the same period in fiscal 2003. This was mainly due to increases in legal and professional fees (approximately $5.6 million), insurance costs for general liability (approximately $2.4 million), bank fees (approximately $1.2 million), pension expenses due to lower discount rate and asset return assumptions (approximately $1.1 million), and telephone (approximately $0.8 million). These increases were partially offset by reduced labor and employee benefit costs (approximately $5.2 million), rent expense (approximately $0.5 million), and bad debts (approximately $0.1 million).

The company anticipates increased costs related to legal, professional, and bank fees while it completes the process of finding a buyer and continues to address its liquidity needs. Increases are also anticipated in pension and insurance expenses during the remainder of fiscal 2004.

Other Income and Expense. Other income increased by approximately $0.2 million, for the three months ended March 31, 2004, as compared to the same period in fiscal 2003. The increase in the current three-month period was due to additional interest income earned on the cash held as overnight investments during the current fiscal period.

Other income increased by approximately $0.5 million, for the six months ended March 31, 2004, as compared to the same period in fiscal 2003. The increase in the current six-month period was primarily due to the effect of the factor discussed above regarding the current three-month fiscal period.

Net Interest Charges. Net interest charges increased by approximately $2.7 million, or 98 percent, to $5.5 million for the three months ended March 31, 2004 from $2.8 million in the same period in fiscal 2003. The increase during the current three-month period is primarily a result of higher weighted average indebtedness and increased interest rates of NUI Utilities during the current three-month period (see additional discussion under Liquidity and Capital Resources- Sources of Liquidity- Short-term Debt).

Net interest charges increased by approximately $4.0 million, or 65 percent, to $10.2 million for the six months ended March 31, 2004 from $6.2 million in the same period in fiscal 2003. The increase during the current six-month period was primarily due to the effect of the factor discussed above regarding the current three-month fiscal period.

The company expects the higher amount of weighted average indebtedness and interest rates to continue for the remainder of fiscal 2004. See Liquidity and Capital Resources for further discussion.

Energy Asset Management Segment

The Energy Asset Management segment includes the operations of the company's NUI Energy Brokers subsidiary, and the distribution, storage and pipeline operations of VGC. This segment also includes the company's 50 percent share of equity income and losses of SSLLC. The Income from Continuing Operations before Taxes for the segment is as follows:


-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                            Three Months      Three Months      Six Months     Six Months
                                                   Ended March      Ended March       Ended March     Ended March
                                                    31, 2004          31, 2003          31, 2004        31, 2003
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                       $1,465        $17,041            $5,237           $20,886
Purchased Gas and Fuel                                      122            264               443               319
                                                  -----------------------------------------------------------------------
Operating Margins                                         1,343         16,777             4,794            20,567
                                                  -----------------------------------------------------------------------
Operating Expenses:
Operations & Maintenance Expenses                         4,501          2,804             7,077             4,997
Depreciation & Amortization                                 513            591             1,027             1,162
Taxes Other than Income                                     191            194               499               393
                                                  -----------------------------------------------------------------------
Total Operating Expenses                                  5,205          3,589             8,603             6,552
                                                  -----------------------------------------------------------------------
Pre-Tax Operating Income (Loss)                          (3,862)        13,188            (3,809)            14,015
Other Income & (Expense)                                    453             98             1,030                235
Net Interest Charges                                      1,044            679             1,983              1,058
                                                  -----------------------------------------------------------------------
Pre-Tax Income (loss) from
  Continuing Operations                                 $(4,453)       $12,607           $(4,762)           $13,192
                                                  -----------------------------------------------------------------------

Operating Revenues. Energy Asset Management operating revenues decreased approximately $15.5 million, or 91 percent, to $1.5 million for the three months ended March 31, 2004, as compared to $17.0 million in the same period in fiscal 2003. The decrease was primarily due to reduced operating revenues of approximately $15.3 million by NUI Energy Brokers as the company began to wind down its trading operations following the investigation of the certain transactions during earlier years. The operating revenues of VGC were down approximately $0.2 million primarily as a result of reduced storage revenues due to fewer contracts during the current fiscal period.

Operating revenues decreased approximately $15.7 million, or 75 percent, to $5.2 million for the six months ended March 31, 2004, as compared to $20.9 million in the same period in fiscal 2003. The decrease was due to the approximately $15.3 million of reduced operating margins recorded by NUI Energy Brokers as a result of the company winding down its trading operations during the current fiscal period. The operating revenues of VGC decreased approximately $0.4 million as a result of reduced storage revenues due to fewer contracts during the six-month period ended March 31, 2004, as compared to the same period in fiscal 2003.

The company's decision to discontinue the trading operations of NUI Energy Brokers will result in a substantial reduction in operating revenues and operating margins for the Energy Asset Management segment during fiscal 2004.

Operating Margins. Operating margins decreased approximately $15.5 million, or 92 percent, to $1.3 million for the three months ended March 31, 2004, as compared to $16.8 million in the same period in fiscal 2003. Of this decrease, approximately $15.3 million was attributable to NUI Energy Brokers and approximately $0.2 million was attributable to VGC, and was primarily due to the effect of the factors discussed above regarding operating revenues.

Operating margins decreased approximately $15.8 million, or 77 percent, to $4.8 million for the six months ended March 31, 2004, as compared to $20.6 million in the same period in fiscal 2003. Of this decrease, approximately $15.3 million was attributable to NUI Energy Brokers and approximately $0.5 million was attributable to VGC, and was primarily due to the effect of the factors discussed above regarding operating revenues.

Operating Expenses. Operating and maintenance expenses increased by approximately $1.7 million during the three months ended March 31, 2004, as compared to the same period in fiscal 2003 due to increases in labor and benefit costs, including severance paid to former employees of NUI Energy Brokers (approximately $0.8 million), costs to expense abandoned assets of NUI Energy Brokers (approximately $0.8 million), legal and professional costs (approximately $0.4 million) and pension costs (approximately $0.1 million). These increases were partially offset by reduced bad debts (approximately $0.1 million) and allocated corporate expenses (approximately $0.1 million).

Operating and maintenance expenses increased by approximately $2.1 million during the six months ended March 31, 2004, as compared to the same period in fiscal 2003 due to increased labor and benefit costs, including severance paid to former employees of NUI Energy Brokers (approximately $1.0 million), costs to expense abandoned assets of NUI Energy Brokers (approximately $0.8 million), legal and professional costs (approximately $0.4 million), and pension costs (approximately $0.3 million). These increases were partially offset by reduced bad debts (approximately $0.1 million).

As previously noted, the company anticipates increased costs during fiscal 2004 related to the winding down the trading operations of NUI Energy Brokers.

Other Income and Expense. Other income increased by approximately $0.4 million, for the three months ended March 31, 2004, as compared to the same period in fiscal 2003. The increase in the current three-month period was due to approximately $0.4 million of equity income of SSLLC, which began operations during August 2003.

Other income increased by approximately $0.8 million, for the six months ended March 31, 2004, as compared to the same period in fiscal 2003. The increase in the current six-month period was due to approximately $0.6 million of equity income of SSLLC, and increased interest income during the current fiscal period.

Net Interest Charges. Net interest charges increased by approximately $0.3 million, to $1.0 million for the three months ended March 31, 2004 from $0.7 million in the same period in fiscal 2003. The increase during the current three-month period is primarily due to increased allocated interest costs of NUI, which resulted in higher weighted average indebtedness and increased interest rates during the current three-month period (see additional discussion under Liquidity and Capital Resources- Sources of Liquidity- Short-term Debt).

Net interest charges increased by approximately $0.9 million, to $2.0 million for the six months ended March 31, 2004 from $1.1 million in the same period in fiscal 2003. The increase during the current six-month period was primarily due to the effect of the factors discussed above regarding the current three-month fiscal period.

Retail and Business Services Segment

The Retail and Business Services segment includes the operations of the company's NUI Energy and UBS subsidiaries. In order to exit the retail and business services segment, the company began winding down the operations of NUI Energy during May 2003 and TIC during June 2003, and sold NUI Telecom on December 15, 2003 (see Note 4 of the Notes to the Consolidated Financial Statements). NUI Telecom, as well as the operations of TIC previously reported in this segment, have been reclassified to discontinued operations. The Income from Continuing Operations before Taxes for the segment is as follows:

---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                         Three Months       Three Months       Six Months       Six Months
                                                Ended March       Ended March        Ended March      Ended March
                                                 31, 2004           31, 2003           31, 2004        31, 2003
---------------------------------------------------------------------------------------------------------------------
Operating Revenues                                   $1,550              $721            $3,055           $2,797
Cost of sales and services                              659               623             1,294            1,248
Operating Margins                            ------------------------------------------------------------------------
                                                        891                98             1,761            1,549
                                             ------------------------------------------------------------------------
Operating Expenses:
Operations & Maintenance Expenses                       449             3,995               934            5,981
Depreciation & Amortization                             334               384               661              746
Taxes Other than Income                                  56                90               128              187
                                             ------------------------------------------------------------------------
Total Operating Expenses                                839             4,469             1,723            6,914
                                             ------------------------------------------------------------------------
Pre-Tax Operating Income (Loss)                          52           (4,371)                38          (5,365)
Other Income & (Expense)                                ---               ---               ---               34
Net Interest Charges                                     48               360                87              549
                                             ------------------------------------------------------------------------
Pre-Tax Income (Loss) from
 Continuing Operations                                   $4          $(4,731)             $(49)         $(5,880)
                                             ------------------------------------------------------------------------

Operating Revenues. Retail and Business Services operating revenues increased by approximately $0.8 million, or 115 percent, to $1.5 million for the three months ended March 31, 2004 from $0.7 million in the same period in fiscal 2003. This increase was primarily due to negative operating revenues of approximately $0.9 million that were recorded during the three-month period ended March 31, 2003, which did not recur during the same period in fiscal 2004. The negative margins recorded during the fiscal 2003 period were a result of the company's efforts to wind down its retail energy business. Operating revenues for UBS during the three-months ended March 31, 2004, were consistent with the prior fiscal year.

Operating revenues increased by approximately $0.3 million, or 9 percent, to $3.1 million for the six months ended March 31, 2004 from $2.8 million in the same period in fiscal 2003. This increase was primarily due to negative operating revenues of approximately $0.3 million that were recorded during the six-month period ended March 31, 2003, which did not recur during the same period in fiscal 2004. Operating revenues for UBS during the six-months ended March 31, 2004, were consistent with the prior fiscal year.

The company has wound down most of the operations of NUI Energy and does not expect material activity during fiscal 2004, which will result in reduced operating revenues as compared to fiscal 2003.

Operating Margins. Retail and Business Services operating margins increased by approximately $0.8 million during the three months ended March 31, 2004, to $0.9 million, as compared with $0.1 million in the same period in fiscal 2003. This increase was primarily attributable to the effects of the factors previously discussed in operating revenues.

Operating margins increased by approximately $0.2 million during the six months ended March 31, 2004, to $1.7 million as compared with $1.5 million in the same period in fiscal 2003, which was primarily attributable to the effects of the reasons previously discussed in operating revenues.

Operating Expenses. Operations and maintenance expenses, depreciation and amortization, and taxes other than income for the Retail and Business Services segment decreased in total by $3.6 million, or 81 percent, to $0.8 million during the three months ended March 31, 2004, as compared with $4.4 million in the same period in fiscal 2003. This was mainly due to reduced expenses of NUI Energy during the current fiscal year period, which was a result of the company's efforts to wind down the its retail energy business during the previous fiscal year. The operating expenses of UBS for the three months ended March 31, 2004 were consistent with those of the prior fiscal year period.

Operations and maintenance expenses, depreciation and amortization, and taxes other than income decreased in total by $5.2 million, or 75 percent, to $1.7 million during the six months ended March 31, 2004, as compared with $6.9 million in the same period in fiscal 2003. The decrease was consistent with effects of the reasons previously discussed for the three-month period ended March 31, 2004. The operating expenses of UBS for the six months ended March 31, 2004 were consistent with those of the prior fiscal year period.

The company's exiting of the retail energy business is expected to reduce the operating expenses of this segment significantly during fiscal 2004.

Net Interest Charges. Net interest charges decreased by approximately $0.3 million, to $0.1 million for the three months ended March 31, 2004 from $0.4 million in the same period in fiscal 2003. The decrease during the current three-month period is primarily due to decreased allocated interest costs of NUI as a result of the company's decision to wind down the operations of its retail energy business during the prior fiscal year.

Net interest charges decreased by approximately $0.4 million, to $0.1 million for the six months ended March 31, 2004 from $0.5 million in the same period in fiscal 2003. The decrease during the current six-month period was primarily due to the effect of the factors discussed above regarding the current three-month fiscal period.

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

On September 16, 2003, Elizabethtown Gas received approval from the NJBPU to increase its BGSS rates on a provisional basis by $28.8 million and on October 10, 2003, Elizabethtown Gas was granted approval to increase its SBC by approximately $8.0 million. The BGSS charge covers the cost of natural gas supplies that Elizabethtown Gas purchases for its customers, while the SBC allows Elizabethtown Gas to recover the cost of mandated energy efficiency, low-income assistance, energy education and environmental remediation programs. Both of these charges represent pass-through of costs on which the company does not earn a profit. In its December 11, 2003 Order, the NJBPU stated that it would reconsider the provisional rates approved by the NJBPU pursuant to Elizabethtown Gas' petition for an increase in BGSS rates. The company's settlement with the NJBPU on April 14, 2004 resolved all issues related to this BGSS proceeding.

For a discussion of the Orders issued by the NJBPU relating to the focused audit and related matters, see Settlement of Issues Relating to NJBPU Focused Audit and Regulatory Orders Issued by the NJBPU, above.

In response to the Federal Electric Discount and Energy Competition Act which was signed into law in February 1999, on March 30, 2001, the NJBPU approved a stipulation which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and required New Jersey gas utilities to continue offering basic gas supply service through December 2002 for those customers not choosing an alternate supplier. On January 17, 2002, the NJBPU issued an Order that continued the obligation of all New Jersey gas utilities to provide basic gas supply service until the NJBPU has had an opportunity to fully investigate major policy issues relating to pricing structure and gas supply reliability. No timetable has been established for completion of such a review. As of March 31, 2004, only a small number of residential customers in Elizabethtown Gas' service territories were receiving gas from an alternative gas supplier.

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

Liquidity and Capital Resources

Overview

As a result of the various factors discussed in this quarterly report, NUI and NUI Utilities have experienced and expect to continue experiencing significant liquidity problems. Liquidity needs for NUI Utilities generally are driven by factors that include: prepayments for its natural gas requirements; natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under purchased gas adjustment clauses; both discretionary and required repayments of short- and long-term debt; capital spending; and working capital requirements, such as administrative expenses and taxes. Liquidity needs at NUI and NUI's non-utility operations generally are driven by required repayments of short-term debt and working capital requirements.

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

On a consolidated basis, the company's net cash provided by operating activities was $18.6 million and $66.6 million for the six-month periods ended March 31, 2004 and 2003, respectively. The decrease of $48.0 million in operating cash flows for the current period was due in part to the timing of payments to the company's gas suppliers and amounts paid in advance for interest costs on NUI's and NUI Utilities' new credit facilities and as collateral for the company's gas procurement needs. The decrease in operating cash flows was partially offset by reductions in accounts receivable for the company's non-regulated businesses during the six-month period ended March 31, 2004, as compared to the same period in fiscal 2003.

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

As noted above, based upon current anticipated cash flows, the company believes it will have sufficient liquidity to meet its financial obligations through the end of fiscal year ending September 30, 2004 and the company also believes it will remain in compliance with all covenants under its various debt agreements for the remainder of the year ending September 30, 2004. The company plans to address its liquidity concerns by: successfully completing the sale of the company; extending its existing credit facilities beyond the current termination date of November 22, 2004; and obtaining additional financing to ensure NUI Utilities' ability to, among other things, meet its gas purchase prepayment requirements under its natural gas asset management contract with Cinergy. If the company is unsuccessful in its efforts to effectively resolve its liquidity concerns, it may need to reorganize its operations and restructure its debt financing. For a further discussion about risks relating to NUI Utilities' liquidity, see Item 1. Business--Risk Factors in the company's annual report on Form 10-K for the fiscal year ended September 30, 2003.

Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. NUI also borrows under its bank lines of credit to finance portions of its capital expenditures. As of March 31, 2004, NUI had drawn $255.0 million and NUI Utilities had drawn $100.0 million under their respective short-term credit facilities. On that date, NUI and NUI Utilities had overnight cash investments of approximately $23.4 million and $102.0 million, respectively.

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

The company completed the sale of its NUI Telecom subsidiary on December 15, 2003, for approximately $2 million.

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

On April 6, 2004, Moody's further downgraded NUI's debt rating from B-3 to Caa-1. Moody's also downgraded the debt rating of NUI Utilities from Ba-3 to B-1. Moody's cited (1) the company's recent announcements that it expects lower earnings in the first quarter of fiscal 2004, resulting from severance costs and expenses related to the debt refinancings concluded during November 2003 at substantially higher rates of interest and fees; (2) the continued delay in producing audited financial statements for the fiscal year ended September 30, 2003 and its unaudited first quarter Form 10-Q, because of continuing investigations by the company's Audit Committee of certain questionable transactions of NUI Energy Brokers, the company's wholesale energy trading subsidiary, which required additional waivers from lenders of both NUI and NUI Utilities; (3) the expectation of having to incur a meaningful settlement charge as a result of the focused audit conducted by the NJBPU, which would reduce the company's income and equity for fiscal 2003; (4) the ongoing investigation of the New Jersey Attorney General's Office into NUI Energy Brokers; and (5) the delays in realizing the sale of the company, which is the source of repayment of NUI's $255 million rated debt and a portion of the debt of NUI Utilities. Moody's also cited the financial relationship between NUI and NUI Utilities and that any penalties that may be assessed to the company by the NJBPU may have to be funded from the earnings and cash flows of NUI Utilities. In addition, NUI and NUI Utilities have overlapping lenders that require debt to be serviced by each entity. Moody's further cited that to the extent NUI does not have the means to discharge its own debt obligations, these lenders may seek dividends from NUI Utilities to help service NUI's debt. The lower rating Moody's assigned to NUI reflects the structural subordination of its debt relative to that of NUI Utilities.

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

NUI's current credit agreement provides for a $255 million term loan facility. The proceeds of the term loan facility were used (1) to repay and terminate NUI's credit agreement which was entered into on February 12, 2003, (2) to repay NUI's outstanding $60 million senior notes and pay a $9.4 million prepayment premium relating thereto, (3) to repay approximately $85 million of an intercompany balance owed by NUI to NUI Utilities, (4) to fund a $20.4 million interest reserve account for the benefit of the lenders under NUI's credit agreement, and (5) for other general corporate purposes. NUI's credit agreement bears interest at a rate, at NUI's option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 6 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 5 percent. The obligations under NUI's credit agreement are guaranteed on a senior unsecured basis by certain of NUI's direct and indirect wholly-owned subsidiaries. NUI Utilities and VGC do not guarantee NUI's obligations under this credit agreement. As of March 31, 2004, NUI had fully drawn all amounts available under its credit agreement. As of May 14, 2004, NUI had overnight cash investments of $28.8 million.

NUI Utilities' current credit agreement provides for (i) a $50 million revolving credit facility, (ii) a $50 million term loan facility and (iii) a $50 million delayed draw term loan facility. The proceeds from the revolving credit facility and the term loan facility combined with the proceeds from the repayment of the $85 million intercompany balance from NUI were used (1) to repay outstanding loans under, and terminate, the NUI Utilities credit agreement which was entered into on February 12, 2003, (2) to pay accrued and unpaid fees under the interim credit agreement entered into on October 10, 2003 and (3) for general corporate purposes. The proceeds from the delayed draw term loan facility, which can be drawn at the option of the company, can be used solely for the purpose of repaying NUI Utilities' 8.35 percent medium term notes, which are due on February 1, 2005. NUI Utilities' credit agreement bears interest at a rate, at NUI Utilities' option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 5 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 4 percent. As of March 31, 2004, NUI Utilities had fully drawn all amounts available under the $50 million revolver and the $50 million term loan facility. As of May 14, 2004, NUI Utilities had overnight cash investments of $109.1 million.

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

NUI's delay in delivering audited financial statements for fiscal 2003 resulted in events of default under NUI's and NUI Utilities' respective credit agreements. On January 26, 2004, NUI and NUI Utilities obtained waivers of such defaults from the lenders under their respective credit agreements, and received an extension of the delivery date for NUI's audited financial statements for fiscal 2003 and its 2004 first fiscal quarter unaudited financial statements through March 1, 2004, and amended the credit agreements to clarify certain technical provisions. Further delays in the delivery of these financial statements beyond the date to which NUI and NUI Utilities had received waivers resulted in another event of default. On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof. NUI and NUI Utilities subsequently entered into amendments dated May 10, 2004, to their respective credit agreements which:

     (i) extended the delivery date for the aforementioned financial statements (as well as for the financial statements for the fiscal quarter ended March 31, 2004) until June 15, 2004,

     (ii) consented to the NJBPU Settlement,

     (iii)modified financial covenants contained in the credit agreements to take into account the NJBPU Settlement and the recent and expected future performance of the company,

     (iv) permitted the acquisition by NUI Utilities of approximately $350,000 worth of gas pipeline,

     (v) regarding the payment of dividends by NUI Utilities to NUI, provided for a $35 million limit on dividend payments and eliminated a provision limiting such dividend payments to the aggregate maximum of NUI Utilities' retained earnings,

     (vi) added a condition which requires NUI to maintain a maximum leverage ratio of no more than 0.60x in order to pay dividends, and

     (vii)increased the interest rate on NUI Utilities' delayed draw term loan (if drawn) by one percent until a purchase agreement is executed to sell NUI or NUI Utilities to an unaffiliated third party.

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

At March 31, 2004, the outstanding borrowings under NUI's and NUI Utilities' credit facilities were $255.0 million and $100.0 million, respectively, at weighted average interest rates of 8.0 percent and 7.5 percent. As of that date, NUI and NUI Utilities had no unused borrowing capacity under their credit facilities. Also, as of March 31, 2004, NUI and NUI Utilities had approximately $23.4 million and $102.0 million, respectively, of cash held as short-term investments.

The weighted average daily amounts of borrowings outstanding under NUI's credit facility and the weighted average interest rates on those amounts were $255.0 million and $40.8 million at 8.1 percent and 2.8 percent for the three months ended March 31, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI's previous and current credit facilities and the weighted average interest rates on those amounts were $191.7 million and $45.6 million at 7.8 percent and 3.0 percent for the six months ended March 31, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI Utilities' credit facility and the weighted average interest rates on those amounts were $94.9 million and $132.8 million at 7.2 percent and 2.6 percent for the three months ended March 31, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI Utilities' previous and current credit facilities and the weighted average interest rates on those amounts were $105.0 million and $110.9 million at 5.6 percent and 2.5 percent for the six months ended March 31, 2004 and 2003, respectively.

Long-Term Debt. NUI Utilities has outstanding $50 million 8.35 percent medium term notes, which mature on February 1, 2005. As of March 31, 2004, this amount has been reclassified to current liabilities on the Consolidated Balance Sheet. As noted under Short-Term Debt above, included in NUI Utilities' current credit facility is a $50 million delayed draw term loan that can be drawn at the option of the company and used, subject to the satisfaction of the terms and conditions contained therein, to repay these medium term notes.

On November 24, 2003, NUI repaid its $60 million senior notes with the proceeds of its new credit facility entered into on that date. In conjunction with the repayment of this indebtedness, NUI paid a prepayment premium of approximately $9.4 million to the noteholders, which was recorded as a charge during the first quarter of fiscal 2004. During the first quarter of fiscal 2004, the company also recorded a charge of approximately $0.5 million for unamortized debt expenses related to the senior notes.

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

Approximately $2.1 million of interest earned on the original net proceeds from the $20 million 6.4 percent revenue bonds due 2024 is unexpended and accordingly has been classified as "Funds for Construction Held by Trustee" on the Consolidated Balance Sheet at March 31, 2004 until drawn upon.

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

As of March 31, 2004, the aggregate principal and accrued interest on the outstanding Variable Bonds totaled approximately $39.0 million. Principal and any unpaid interest on the outstanding Variable Bonds are due on June 1, 2026, unless the put option is exercised before that time.

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

Defaults may occur in the near future under the 5.70 percent bonds if NUI Utilities does not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 and unaudited financial statements for NUI Utilities for the fiscal quarters ended December 31, 2003 and March 31, 2004. To date, NUI Utilities has obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facility to June 30, 2004. NUI and NUI Utilities are working diligently to deliver the required documentation within this timeframe.

Common Stock. The company periodically issues shares of common stock in connection with NUI Direct, the company's dividend reinvestment and stock purchase plan, and various employee benefit plans.

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $17.6 million for the six months ended March 31, 2004, and $26.6 million for the six months ended March 31, 2003. The decreased capital spending during the current fiscal period was due to the company's reduction of capital projects at the corporate level.

Capital expenditures are expected to be approximately $51 million in fiscal 2004, which will be used primarily for the continued expansion and upkeep of the company's natural gas distribution system and certain information technology projects.

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a subsidiary of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUISS and Duke Energy Saltville Gas Storage, LLC (DESGS) have created a limited liability company, SSLLC. After receiving the required regulatory approval, in February 2003 VGC contributed certain storage assets valued at approximately $16.3 million to SSLLC. DESGS has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose. To the extent SSLLC determines it needs additional funding (which decision can only be made jointly by the company and DESGS), the company and DESGS are obligated to fund the development of SSLLC equally.

As of March 31, 2004, the company has loaned SSLLC an aggregate of approximately $26.0 million toward the development of the Saltville storage facility. The company currently estimates its share of funding to be zero in fiscal 2004, and $2.5 million in fiscal 2005. Subsequent years are expected to be funded with internally generated cash flows of the joint venture.

SSLLC plans to expand the present Saltville storage facility from its current capacity of 1 billion cubic feet (Bcf) to approximately 12 Bcf and connect it to Duke Energy Gas Transmission's (DEGT) East Tennessee Natural Gas interstate system and DEGT's Patriot pipeline. At full capacity, the Saltville storage field will be able to deliver up to 500 million cubic feet per day of natural gas to area markets. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage. The expansion will be completed in phases starting in fiscal 2003, with the Phase I total of 5.3 Bcf of working natural gas storage capacity to be completed by fiscal 2008. The market demand for additional storage will dictate the timing of the other phases of the expansion.

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

NUI plans to develop a salt dome natural gas storage facility near Richton, Perry County, Mississippi. Like its companion storage facility in Saltville, Richton is expected to offer the high-deliverability capabilities of salt dome storage for natural gas and will have access to a number of major interstate pipelines, including Destin Pipeline and its connections to Gulf South, Gulfstream, FGT, SONAT, Tennessee Natural Gas and Transco. Through its connection to Destin Pipeline, Richton will have direct access to the gas supplies in the Gulf of Mexico, as well as to supplies from the interconnected interstate pipelines previously listed. Richton can also serve as a potential storage facility for the various proposed liquefied natural gas (LNG) projects in the Gulf Coast.

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

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $60.5 million for the next twelve-month period (this amount includes the company's obligations under two twenty-year agreements related to the Patriot pipeline discussed above). The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 Bcf per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

NUI Utilities has entered into an agreement with Cinergy to manage its interstate pipeline assets. NUI Utilities initially entered into an agreement with Cinergy effective March 31, 2004, which covered only a one-month period. That agreement was superseded by an agreement effective on April 1, 2004, pursuant to which Cinergy will serve as NUI Utilities' asset manager from April 1, 2004 until March 31, 2005, and will provide NUI Utilities with a full requirements gas supply service to enable NUI Utilities to meet its public utility obligations to supply gas to customers in New Jersey, Florida and Maryland. The gas supply will be provided at market-based prices.

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

Environmental. The company owns or previously owned properties on which former manufactured gas plants (MGP) were operated in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland. Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded on an undiscounted basis a total reserve of approximately $33.8 million, which the company believes represents the probable minimum amount the company may expend over the next 30 years. Of this reserve, approximately $29.9 million relates to the New Jersey MGP properties and approximately $3.9 million relates to the MGP properties located outside the state of New Jersey. The company believes that all costs associated with remediation of the New Jersey MGP properties will be recoverable in rates or from insurance carriers. The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the NJBPU to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has recorded a regulatory asset of approximately $34.6 million, inclusive of interest, as of March 31, 2004. With respect to costs that may be associated with the MGP properties located outside the state of New Jersey, the company is currently pursuing or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. However, the company is not able, at this time, to express a belief as to whether any or all of these recovery efforts will ultimately be successful.

Contractual Obligations. In the course of its business activities, the company enters into a variety of contractual obligations and commercial commitments. Some of these items result in direct obligations on NUI's balance sheet while others are commitments, some firm and some based on uncertainties, that are disclosed in the company's underlying consolidated financial statements. There have been no material changes in the company's contractual obligations from those disclosed in the company's annual report on Form 10-K for the year ended September 30, 2003, except for the Cinergy agreement previously discussed.

Off-Balance Sheet Arrangements. The company's off-balance sheet arrangements include commitments under operating leases, guarantees, letters of credit and gas procurement contracts, all of which are normal to the company's operations. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of the company's guarantees. In addition, the company is a 50 percent member of a joint venture that is developing natural gas storage assets and is required to provide funding toward the development of these assets for their intended purpose. See Capital Expenditures and Commitments--Joint Venture with Duke Energy above for further discussion. NUI is also party to two Standby Letters of Credit secured by cash collateral, as follows:

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

Application of Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers Critical Accounting Policies to be those that could result in materially different financial statement results if the assumptions regarding application of accounting principles were different. A description of the company's Critical Accounting Policies can be found in the company's Annual Report filed on Form 10-K for the year ended September 30, 2003. Other significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements-- Summary of Significant Accounting Policies of the company's Form 10-K. Recently issued accounting standards are also discussed in Note 13 of the Notes to the Consolidated Financial Statements.

                        NUI Corporation and Subsidiaries
                       Summary Consolidated Operating Data

                                                                     Three Months Ended         Six Months Ended
                                                                           March 31,                March 31,
                                                                      2004          2003        2004         2003
                                                                      ----          ----         ----         ----
 Operating Revenues (Dollars in thousands)
 Firm Sales:
      Residential                                                  $137,444     $117,576        $227,766     $195,406
      Commercial and Industrial                                      61,189       46,169         100,644       79,775
 Interruptible Sales                                                 11,636       16,153          21,929       30,892
 Unregulated Sales                                                    9,003       46,058          14,862       71,806
 Transportation Services                                             16,177       15,513          28,739       27,740
 Customer Service, Appliance Leasing and Other                        7,908       21,318          22,997       42,139
                                                                    -------     --------        -------       --------
 Total Revenues                                                     243,357      262,787         416,937      447,758
 Revenues by Discontinued Operations                                     (1)     (13,058)         (7,078)     (26,212)
                                                                   ---------    --------       ---------     ---------
 Operating Revenues from Continuing Operations                     $243,356     $249,729        $409,859     $421,546
                                                                   ========     ========        ========     ========

 Gas Sold or Transported (MMcf)
 Firm Sales:
      Residential                                                    11,634       12,106          18,832       19,813
      Commercial and Industrial                                       5,499        5,013           9,006        8,551
 Interruptible Sales                                                  1,467        2,186           3,159        5,021
 Unregulated Sales                                                    3,801       25,561           7,664       58,292
 Transportation Services                                              9,940       10,303          18,926       20,287
                                                                   --------     --------         -------      -------
 Total Gas Sold or Transported                                       32,341       55,169          57,587      111,964
 Gas Sold or Transported by Discontinued Operations                     ---          ---             ---         (239)
                                                                   --------     --------        --------      -------
 Gas Sold or Transported by Continuing Operations                    32,341       55,169          57,587      111,725
                                                                   ========     ========        ========      =======

 Average Utility Customers Served
 Firm Sales:
      Residential                                                   343,454      340,913         344,243      347,271
      Commercial and Industrial                                      22,679       22,016          22,815       22,899
 Interruptible Sales                                                     26           25              26           29
 Transportation Services                                              3,725        4,122           3,719        4,199
                                                                       ----          ---             ---      -------
 Total Average Utility Customers Served                             369,884      367,076         370,803      374,398
 Average Utility Customers Served by Discontinued Operations            ---          ---             ---       (6,548)
                                                                   --------     --------        --------      -------
 Average Utility Customers Served by Continuing Operations          369,884      367,076         370,803      367,850
                                                                   ========     ========        ========      =======
 Degree Days in New Jersey
 Actual                                                               2,787        2,860           4,422        4,688
 Normal                                                               2,547        2,547           4,260        4,260
 Percentage variance from normal
                                                                         9%          12%              4%         10%
                                                                     colder       colder          colder      colder

 Employees (period end)                                               1,015        1,114

                                       47

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

At March 31, 2004, NUI Energy Brokers had no futures contracts or physical forwards associated with the delivery and sale of natural gas into and from storage designated as cash flow hedges with the objective of fixing an acceptable return. Under SFAS 133, the changes in the value of derivatives designated as hedges that were effective in offsetting the variability in cash flows of a forecasted transaction were recognized in other comprehensive income until the forecasted transactions occur. The ineffective portion of changes in the fair value of derivatives is recognized immediately in earnings.

At March 31, 2004, there was no hedge ineffectiveness recognized in earnings.

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

The following schedule summarizes the changes in derivative assets and liabilities for the six-month period ended March 31, 2004 (in thousands). Amounts are shown net of valuation reserves.

       Derivative assets at September 30, 2003                              $13,192
       Derivative liabilities at September 30, 2003                             ---
                                                                              -----
          Fair value of contracts outstanding at September 30, 2003                      $13,192

       Contracts realized or settled during the period                                   (12,040)
       Changes in fair value attributable to market pricing                               19,250
                                                                                          ------

       Derivative assets at March 31, 2004                                  $20,402
       Derivative liabilities at March 31, 2004                                ---
                                                                              ----
          Fair value of contracts outstanding at March 31, 2004                          $20,402
                                                                                         =======

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

The following table summarizes the fair value of the contracts comprising the company's net derivative assets by maturity date (amounts in thousands):

                                                          Fair Value of Contracts at Period-End
                                                          -------------------------------------
                                                Less than                              In Excess
Source of Fair Value                              1 Year      1-3 Years    4-5 Years   of 5 Years     Total
--------------------                              ------      ---------    ---------   ----------     -----

Prices actively quoted                             $6,792      $ 9,181       $  ---       $  ---     $15,973
Prices based on models and other valuation
 methods, net of valuation reserves                   904        1,119        1,127        1,279       4,429
                                                   --------    -------      -------      -------    --------
Total Fair Value of Contracts                      $7,696      $10,300       $1,127       $1,279     $20,402
                                                   ======      =======       ======       ======     =======

Changes in the fair value attributable to market pricing represents the changes in value of the company's unrealized mark-to-market net assets that relate to changes in commodity pricing, volatility of options on commodities, and other market related changes.

NUI Energy Brokers utilizes the variance/covariance VaR methodology. Using a 95 percent confidence interval and a one-day time horizon, NUI Energy Brokers' VaR was $300 and $76,000 at March 31, 2004 and 2003, respectively. The average, high, and low values at risk for the six months ended March 31, 2004 were $33,000, $80,000, and $200, respectively.

Item 4. Disclosure Controls and Procedures

In connection with their audit of the company's fiscal 2002 financial statements, our independent external auditors, PricewaterhouseCoopers LLC (PwC), identified and reported on material weaknesses within our systems of internal control. In a report dated November 22, 2002 to the Audit Committee of the Board of Directors and management of NUI, PwC identified certain conditions that created a material weakness relating to internal control over financial reporting that resulted in the need to restate prior financial statements. The weaknesses identified included, but were not limited to, the following:

     o General ledger cash account balances were not being reconciled to the bank statements.

     o    General ledger account analyses were not being consistently performed.

     o    A listing of debt covenants was not being maintained.

     o Comprehensive and formalized accounting and financial reporting policies and procedures did not exist.

     o Instances were noted where management lacked certain technical accounting and tax expertise that resulted in accounting errors.

     o The flow of accounting information between business units and corporate accounting was not timely or formalized.

     o    Accounts payable invoice processing procedures needed to be improved.

     o A formal plan and implementation timetable needed to be developed to address compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The company believes that these internal control weaknesses were addressed by management during fiscal 2003. However, in connection with the fiscal 2003 financial statement audit, PwC communicated additional material control weaknesses, which included:

     o The contract review process was not formally documented, and appropriate procedures had not been developed to ensure timely review of contracts for accounting implications.

     o There was a lack of adherence to policies and procedures for travel and entertainment expense reimbursements and procurement card expenditures.

     o The payroll timekeeping and tracking process was manual in nature and prone to errors.

     o Information technology had a number of areas where formal, documented policies and procedures had not been developed.

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

We have taken specific, immediate steps to address the internal control weaknesses discussed above. In addition, we have undertaken a broader, long-term effort to assess our systems of internal control and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. These actions include:

     o Performing a comprehensive evaluation and developing a remediation plan with respect to internal controls over financial reporting and related processes;

     o Hiring additional qualified and experienced employees, specifically in the finance and accounting areas, and increasing technical training in these areas;

     o Implementing a redesigned cash management process and adopting more stringent cash management practices and procedures;

     o Developing and implementing comprehensive accounting and financial reporting policies and procedures;

     o Implementing procedures for performance of account analyses and reconciliations;

     o Improving and monitoring controls to increase the reliability of information generated by our information technology processes;

     o Educating employees throughout the company as to the importance of compliance with policies and procedures and the significance of a system of sound internal controls; and

     o Ensuring executive management's involvement in the oversight and review of the disclosure and reporting process.

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

As required by Rule 13a-15(b) of the Exchange Act, the company has carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based upon the evaluation, the company's management, including its President and Chief Executive Officer and its interim Chief Financial Officer, concluded that, as of March 31, 2004, NUI's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in NUI's reports filed or submitted under the Exchange Act was accumulated and communicated to NUI's management, including its President and Chief Executive Officer and its interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of its investigation, the independent counsel concluded that while NUI had established NUI Energy Brokers with internal controls designed to protect Elizabethtown Gas' assets, NUI Energy Brokers traders often ignored or circumvented these controls. The NUI Energy Brokers bonus/commission plan created an incentive for NUI Energy Brokers traders and other NUI employees who participated in the bonus/commission plan to engage in conduct that favored NUI Energy Brokers over Elizabethtown Gas or to remain silent if they observed conduct that allowed NUI Energy Brokers to benefit at Elizabethtown Gas' expense. The independent counsel concluded that the maximum amount of lost margin to Elizabethtown Gas as a result of NUI Energy Brokers' failure to obtain for Elizabethtown Gas NUI Energy Brokers' best or weighted average price of the day for comparable transactions was approximately $6.5 million over a five year period. The independent counsel also concluded that NUI Energy Brokers recorded as income a discount of $1.3 million that a counterparty gave for an early settlement of a deferred payment transaction. In addition, the independent counsel concluded that the maximum amount of lost margin to City Gas as a result of NUI Energy Brokers' failure to obtain for City Gas the best or weighted average price of the day for comparable transactions was approximately $2.6 million, for which amount the company has recorded a pre-tax reserve in September 2003. The independent counsel also reached conclusions with respect to the conduct of various employees. Based upon these conclusions, the Audit Committee recommended that the Board of Directors of NUI take certain personnel actions, which recommendation the NUI Board of Directors effected.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


10 Amended and Restated Standby Bond Purchase Agreement dated as of May 19, 2004, between NUI Utilities, Inc. and The Bank of New York.

31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

(1) On January 29, 2004, the company filed a Current Report on Form 8-K dated January 28, 2004, under Items 7 and 9, furnishing a press release announcing the company had elected Craig G. Matthews as President and Chief Executive Officer, and Steven D. Overly as Secretary and General Counsel.

(2) On February 10, 2004, the company filed a Current Report on Form 8-K dated February 10, 2004, under Items 7 and 9, furnishing a press release announcing that company would file its quarterly report on Form 10-Q late, its earnings for the first quarter of fiscal 2004, the receipt of the company and NUI Utilities, Inc. from their bank lenders of an extension for the delivery of the company's financial reports, and ongoing settlement negotiations with the New Jersey Board of Public Utilities regarding the focused audit of the company, NUI Utilities and Elizabethtown Gas.

(3) On April 16, 2004, the company filed a Current Report on form 8-K dated April 16, 2004, under Items 5 and 7, announcing a settlement with the New Jersey Board of Public Utilities (NJBPU) regarding all issues related to the focused audit of the company, NUI Utilities, Inc. and Elizabethtown Gas. In addition, the company announced that the NJBPU has approved NUI Utilities' selection of Cinergy marketing & Trading, LP to procure all of NUI Utilities' gas requirements from April 1, 2004 through March 31, 2005.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NUI CORPORATION

                                          /s/ Craig G. Matthews
                                          CRAIG G. MATTHEWS
May 25, 2004                              President and Chief Executive Officer

                                          /s/ Dan Scouler
                                          DAN SCOULER
May 25, 2004                              Interim Chief Financial Officer