Form 10-Q/A
period 2003-12-31
NUI CORP /NJ/
filed 2004-06-17
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the company's Form 10-Q for the fiscal quarter ended December 31, 2003, as originally filed on May 20, 2004, is being filed to revise the Consolidated Balance Sheet to properly reflect certain prepayments related to gas supply made at the end of the first fiscal quarter which should have been reflected on the Consolidated Balance Sheet as a credit (reduction) to cash and a debit to prepayments.  There is no change in our total assets, working capital or net income as of and for the fiscal quarter ended December 31, 2003 as a result of this restatement.

Accordingly, the company's Form 10-Q for the fiscal quarter ended December 31, 2003 has been revised, as follows:

--    The Consolidated Balance Sheet as of December 31, 2003 has been restated such that Cash and cash equivalents has been decreased by $6.1 million to $54.1 million, and Prepayments and other has been increased by $6.1 million to $65.7 million.

--    The company's Consolidated Statement of Cash Flows for the three months ended December 31, 2003 has been restated to reflect the $6.1 million of prepayments, which reduced our cash flows from operating activities by that amount.

--    A new footnote number sixteen has been added, which is titled "Restatement".

--    In the Liquidity and Capital Resources section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we have revised our disclosure of the company's net cash provided by operating activities to make corresponding changes.

--    The company has updated Item 4. Disclosure Controls and Procedures, to include a discussion of a deficiency noted in the company's cash reconciliation process, which gave rise to this Amendment No. 1 on Form 10-Q/A, and implementation of a process change to address this issue.

As discussed in Note 2, the company has experienced and expects to continue experiencing significant liquidity problems.  However, the $6.1 million of prepayments for gas supply has no impact on statements the company previously made in its Form 10-Q filed on May 20, 2004 regarding the company's anticipated cash flows, as the prepayment obligations were already factored into the company's anticipated cash flows.

Except as described above, no other changes have been made to this report.  This Amendment No. 1 does not purport to provide a general update or discussion of any other developments at the company subsequent to the original filing date. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any known untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

NUI Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2003 Restated (Unaudited)	September 30, 2003 (*)
ASSETS
Current Assets
Cash and cash equivalents	$54,145	$25,209
Accounts receivable (less allowance for doubtful accounts of $6,079 and $7,304, respectively)	91,443	55,575
Fuel inventories, at average cost	57,492	63,852
Unrecovered purchased gas costs	38,635	25,398
Derivative assets	8,855	8,059
Federal income tax receivable	---	3,333
Assets held for sale	---	7,976
Prepayments and other	65,736	31,120
	316,306	220,522

Property, Plant and Equipment
Property, plant and equipment, at original cost	966,197	954,446
Accumulated depreciation and amortization	(330,899)	(323,370)
Unamortized plant acquisition adjustments, net	13,104	13,372
Assets held for sale	---	147
	648,402	644,595

Funds for Construction Held by Trustee	2,061	2,058
Investment in Saltville Gas Storage Company, LLC	16,834	16,456
Other Investments	195	210

Other Assets
Regulatory assets	50,329	57,040
Notes receivable from Saltville Gas Storage Company, LLC	18,120	17,575
Other receivable from Saltville Gas Storage Company, LLC	6,661	8,010
Long-term portion of derivative assets	7,416	5,133
Goodwill	8,056	8,056
Assets held for sale	---	1,002
Other assets	37,890	40,106
	128,472	136,922
	$1,112,270	$1,020,763

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$335,000	$164,100
Notes payable	1,400	1,400
Current portion of long term debt and capital lease obligations	1,904	2,167
Accounts payable, customer deposits and accrued liabilities	117,955	125,353
Liabilities held for sale	---	3,150
Federal income and other taxes	8,969	5,166
Current portion of deferred Federal income taxes	7,875	6,705
	473,103	308,041

Other Liabilities
Capital lease obligations	9,721	9,798
Deferred Federal income taxes	54,461	61,608
Liabilities held for sale	---	19
Unamortized investment tax credits	3,267	3,375
Environmental remediation reserve	33,938	33,941
Regulatory and other liabilities	71,822	64,813
	173,209	173,554

Capitalization
Common shareholders' equity	216,896	230,115
Long-term debt	249,062	309,053
	465,958	539,168
	$1,112,270	$1,020,763

*Derived from audited financial statements
See the notes to the consolidated financial statements

NUI Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2003 Restated	2002
Operating Activities
Net income (loss)	$(8,162)	$7,155
Less: Loss from discontinued operations, net of tax	(764)	(206)
Net income (loss) from continuing operations	(7,398)	7,361
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,799	8,627
Deferred Federal income taxes	(5,977)	(1,162)
Amortization of deferred investment tax credits	(108)	(188)
Derivative assets and liabilities	4,648	3,457
Regulatory assets and liabilities	4,544	1,914
Other	(1,612)	1,456
Effect of changes in:
Accounts receivable, net	(35,868)	(81,368)
Fuel inventories	6,360	323
Accounts payable, deposits and accruals	(7,398)	49,286
Under-recovered purchased gas costs	(11,805)	(6,793)
Prepaids and other	(34,616)	10,099
Federal and state income taxes	7,136	4,982
Other	2,174	1,105
Net cash used in continuing operations	(71,121)	(901)
Net cash provided by (used in) discontinued operations	5,537	(5,239)
Net cash used in operating activities	(65,584)	(6,140)

Financing Activities
Proceeds from sales of common stock, net of treasury stock purchased	138	287
Dividends to shareholders	(3,904)	(3,937)
Payments of long-term debt	(60,000)	---
Principal payments under capital lease obligations	(704)	(670)
Net short-term borrowings	170,900	16,310
Net cash provided by continuing operations	106,430	11,990
Net cash used in discontinued operations	---	(3)
Net cash provided by financing activities	106,430	11,987

Investing Activities
Cash expenditures for property, plant and equipment	(12,150)	(12,672)
Net proceeds from sale of subsidiaries	---	15,309
Other	585	(173)
Net cash provided by (used in) continuing operations	(11,565)	2,464
Net cash used in discontinued operations	(345)	(2,805)
Net cash used in investing activities	(11,910)	(341)

Net increase in cash and cash equivalents from continuing operations	23,744	13,553
Net increase (decrease) in cash and cash equivalents from discontinued operations	5,192	(8,047)
Net Increase in Cash and Cash Equivalents	$28,936	$ 5,506

Cash and Cash Equivalents
At beginning of period	$25,209	$ 4,247
At end of period	$54,145	$ 9,753

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

3.     Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):

                                                                                               December 31,    September 30,
                                                                                                       2003                   2003

Common stock, no par value	$287,453	$288,620
Shares held in treasury	(5,013)	(5,320)
Retained deficit	(61,017)	(48,951)
Unearned employee compensation	(2,310)	(3,589)
Accumulated other comprehensive loss (Note 8)	(2,217)	(645)
Total common shareholders' equity	$216,896	$230,115

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

A reconciliation of the company's segment pre-tax operating income and income (loss) from continuing operations, to amounts reported on the consolidated financial statements, is as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2003	2002

Segment Pre-Tax Operating Income	$16,561	$18,020
Non-segment pre-tax operating income (loss)	(10,572)	(790)
Pre-Tax Operating Income	$ 5,989	$17,230

Segment Pre-Tax Income (Loss) from Continuing Operations	$ 11,929	$14,363
Non-segment pre-tax income (loss) from continuing operations	(22,972)	(2,064)
Pre-Tax Income (Loss) from Continuing Operations	$(11,043)	$12,299

The increase in non-segment pre-tax operating loss for the three months ended December 31, 2003, as compared to the same period in fiscal 2003, is primarily due to increased corporate expenses for outside professional services, bank fees and restructuring charges (see Note 7), which costs have not been allocated to the company's various business units.  The increase in non-segment pre-tax loss from continuing operations for the three months ended December 31, 2003, as compared to the same period in fiscal 2003, is primarily due these same factors, plus a pre-tax loss of approximately $9.9 million recorded for the early retirement of debt (see Note 10).

16.    Restatement

This Amendment No. 1 on Form 10-Q/A to the company's Form 10-Q for the fiscal quarter ended December 31, 2003, as originally filed on May 20, 2004, is being filed to revise the Consolidated Balance Sheet to properly reflect certain prepayments related to gas supply made at the end of the first fiscal quarter which should have been reflected on the Consolidated Balance Sheet as a credit (reduction) to cash and a debit to prepayments.  There is no change in our total assets, working capital or net income as of and for the fiscal quarter ended December 31, 2003 as a result of this restatement.

Accordingly, the company's Form 10-Q for the fiscal quarter ended December 31, 2003 has been revised, as follows:

--     The Consolidated Balance Sheet as of December 31, 2003 has been restated such that Cash and cash equivalents has been decreased by $6.1 million to $54.1 million, and Prepayments and other has been increased by $6.1 million to $65.7 million.

--     The company's Consolidated Statement of Cash Flows for the three months ended December 31, 2003 has been restated to reflect the $6.1 million of prepayments, which reduced our cash flows from operating activities by that amount.

As discussed in Note 2, the company has experienced and expects to continue experiencing significant liquidity problems.  However, the $6.1 million of prepayments for gas supply has no impact on statements the company previously made in its Form 10-Q filed on May 20, 2004 regarding the company's anticipated cash flows, as the prepayment obligations were already factored into the company's anticipated cash flows.

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

Distribution Services operating revenues decreased by $4.7 million, or 3 percent, to $161.2 million during the three months ended December 31, 2003, as compared to $165.9 million in the same period in fiscal 2003. The decrease in operating revenues was primarily attributable to reduced off-system sales of approximately $19.4 million during the current three-month period, as compared to the fiscal 2003 period.  This decrease is partially offset by the favorable effect of the base rate increase in New Jersey and an increase related to the pass-through of higher gas costs to customers in New Jersey (approximately $11.3 million).  Also offsetting the decrease is higher delivered gas volumes in Florida (approximately $1.8 million) and the effect of a rate increase in Florida (approximately $0.4 million).

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

Energy Asset Management Segment

The Energy Asset Management segment includes the operations of the company's NUI Energy Brokers subsidiary, and the distribution, storage and pipeline operations of VGC. This segment also includes the company's 50 share of the equity income and losses of SSLLC. The Income from Continuing Operations before Taxes for the segment is as follows:

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

On a consolidated basis, the company's net use of cash in operating activities was $65.6 million (as restated- see Note 16 to the Consolidated Financial Statements) and $6.1 million for the three-month periods ended December 31, 2003 and 2002, respectively. The reduction of $59.4 million in operating cash flows for the current period was due in part to the timing of payments to the company's gas suppliers and amounts paid in advance for interest costs on the company's and NUI Utilities' new credit facilities and as collateral for the company's gas procurement needs. The decrease in operating cash flows was partially offset by reductions in accounts receivable for the company's non-regulated businesses during the three-month period ended December 31, 2003, as compared to the same period in fiscal 2003.

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

As further discussed in Note 16 to the Consolidated Financial Statements, the company is filing this Amendment No. 1 on Form 10-Q/A for the quarter ending December 31, 2003 because of a deficiency noted in its cash reconciliation process which gave rise to an overstatement of the company's cash balance and an understatement of its prepayment account as of December 31, 2003. This deficiency was related to the company not timely clearing certain identified reconciling items in a cash wire transfer account resulting from end of the quarter cash payments.  The cash wire transfer account is included in Cash and cash equivalents  on the Consolidated Balance Sheet. As of the date of this filing, the company has implemented a process change in its cash reconciliation process which addresses this issue.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUI CORPORATION /s/ DAN SCOULER
June 17, 2004	DAN SCOULER Interim Chief Financial Officer