Form 10-Q/A
period 2004-03-31
NUI CORP /NJ/
filed 2004-06-17
CIK 1105192

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the company's Form 10-Q for the fiscal quarter ended March 31, 2004, as originally filed on May 25, 2004, is being filed to revise the Consolidated Balance Sheet for a prepayment made under the company's gas procurement contract with Cinergy Marketing & Trading, LP (Cinergy). A prepayment of $15 million was made at the end of the second fiscal quarter which should have been reflected on the Consolidated Balance Sheet as a credit (reduction) to cash and a debit to prepayments.  There is no change in our total assets, working capital or net income as of and for the fiscal quarter ended March 31, 2004 as a result of this restatement.

Accordingly, the company's Form 10-Q for the fiscal quarter ended March 31, 2004 has been revised, as follows:

--             The Consolidated Balance Sheet as of March 31, 2004 has been restated such that Cash and cash equivalents has been decreased by $15 million to $136.0 million, and Prepayments and other has been increased by $15 million to $63.8 million.

--             The company's Consolidated Statement of Cash Flows for the six months ended March 31, 2004 has been restated to reflect the $15 million prepayment to Cinergy, which reduced our cash flows from operating activities by that amount.

--             A new footnote number fifteen has been added, which is titled "Restatement".

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

As discussed in Note 2, the company has experienced and expects to continue experiencing significant liquidity problems.  However, the $15 million prepayment to Cinergy has no impact on statements the company previously made in its Form 10-Q filed on May 25, 2004 regarding the company's anticipated cash flows, as the prepayment obligations under the Cinergy contract were already factored into the company's anticipated cash flows.

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

Item 1. Financial Statements

NUI Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Operating Margins
Operating revenues	$243,356	$249,729	$409,859	$421,546
Less - Purchased gas and fuel	164,256	157,926	265,476	266,949
Cost of sales and services	3,535	3,139	7,171	6,641
Energy taxes	5,507	5,289	9,414	8,783
	70,058	83,375	127,798	139,173

Other Operating Expenses
Operations and maintenance	42,075	35,737	81,485	63,587
Restructuring costs	990	---	2,136	---
Depreciation and amortization	8,798	9,052	17,596	17,680
Taxes, other than income taxes	2,391	2,476	4,787	4,566
	54,254	47,265	106,004	85,833

Operating Income	15,804	36,110	21,794	53,340

Equity in earnings of Saltville Gas Storage Company, LLC	268	---	645	---
Loss on extinguishment of debt	---	---	9,940	---
Other income	638	246	1,317	662
Interest expense	11,120	7,133	19,999	13,473
Other interest income	(532)	(2,247)	(1,263)	(3,240)

Income (Loss) from Continuing Operations Before Income Taxes	6,122	31,470	(4,920)	43,769

Income tax expense (benefit)	2,025	13,034	(1,619)	17,972

Income (Loss) from Continuing Operations Before Effect of Change in Accounting	4,097	18,436	(3,301)	25,797

Discontinued Operations
Loss from discontinued operations	(448)	(690)	(1,588)	(1,039)
Income tax benefit	(148)	(277)	(524)	(420)
Loss from Discontinued Operations	(300)	(413)	(1,064)	(619)

Income (Loss) before Effect of Change in Accounting	3,797	18,023	(4,365)	25,178

Effect of change in accounting (net of tax benefit of $4,079 in 2003)	---	(5,870)	---	(5,870)

Net Income (Loss)	$ 3,797	$12,153	$(4,365)	$19,308

Basic and Diluted Income (Loss) from Continuing Operations Per Share of Common Stock	$ 0.26	$ 1.15	$ (0.21)	$ 1.61
Basic and Diluted Net Income (Loss) Per Share of Common Stock	$ 0.24	$ 0.76	$ (0.27)	$ 1.21

Dividends Per Share of Common Stock	$ 0.130	$ 0.245	$ 0.375	$ 0.490

Weighted Average Number of Shares of Common Stock Outstanding	15,969,802	16,072,702	15,979,826	16,048,767

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in thousands)

	March 31, 2004 Restated (Unaudited)	September 30, 2003 (*)
ASSETS
Current Assets
Cash and cash equivalents	$136,046	$25,209
Accounts receivable (less allowance for doubtful accounts of $7,671 and $7,304, respectively)	105,665	55,575
Fuel inventories, at average cost	11,425	63,852
Unrecovered purchased gas costs	10,026	25,398
Derivative assets	7,696	8,059
Federal income tax receivable	---	3,333
Assets held for sale	---	7,976
Prepayments and other	63,786	31,120
	334,644	220,522

Property, Plant and Equipment
Property, plant and equipment, at original cost	969,962	954,446
Accumulated depreciation and amortization	(338,869)	(323,370)
Unamortized plant acquisition adjustments, net	12,838	13,372
Assets held for sale	---	147
	643,931	644,595

Funds for Construction Held by Trustee	2,066	2,058
Investment in Saltville Gas Storage Company, LLC	17,101	16,456
Other Investments	120	210

Other Assets
Regulatory assets	47,987	57,040
Notes receivable from Saltville Gas Storage Company, LLC	20,732	17,575
Other receivable from Saltville Gas Storage Company, LLC	5,303	8,010
Long-term portion of derivative assets	12,706	5,133
Goodwill	8,056	8,056
Assets held for sale	---	1,002
Other assets	36,073	40,106
	130,857	136,922
	$1,128,719	$1,020,763

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$355,000	$164,100
Notes payable	1,400	1,400
Current portion of long term debt and capital lease obligations	52,005	2,167
Accounts payable, customer deposits and accrued liabilities	101,297	125,353
Liabilities held for sale	---	3,150
Federal income and other taxes	20,053	5,166
Current portion of deferred Federal income taxes	599	6,705
	530,354	308,041
Other Liabilities
Capital lease obligations	9,378	9,798
Deferred Federal income taxes	61,695	61,608
Liabilities held for sale	---	19
Unamortized investment tax credits	3,159	3,375
Environmental remediation reserve	33,840	33,941
Regulatory and other liabilities	71,568	64,813
	179,640	173,554
Capitalization
Common shareholders' equity	219,654	230,115
Long-term debt	199,071	309,053
	418,725	539,168
	$1,128,719	$1,020,763

*Derived from audited financial statements.
See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended March 31,
	2004 Restated	2003
Operating Activities
Net income (loss)	$(4,365)	$19,308
Less: Loss from discontinued operations, net of tax	(1,064)	(619)
Effect of change in accounting, net of tax	---	(5,870)
Net income (loss) from continuing operations	(3,301)	25,797

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,596	17,680
Deferred Federal income taxes	(6,019)	(9,179)
Amortization of deferred investment tax credits	(216)	(293)
Derivative assets and liabilities	4,347	817
Regulatory assets and liabilities	13,434	14,355
Other	(1,019)	2,089
Effect of changes in:
Accounts receivable, net	(50,090)	(98,066)
Fuel inventories	52,427	28,734
Accounts payable, deposits and accruals	(24,056)	46,971
Under-recovered purchased gas costs	6,155	(7,863)
Prepaids and other	(32,666)	16,275
Federal and state income taxes	18,220	28,720
Other	3,834	2,366
Net cash provided by (used in) operating activities	(1,354)	68,403
Net cash provided by (used in) discontinued operations	4,941	(1,838)
Net cash provided by operating activities	3,587	66,565

Financing Activities
Proceeds from sales of common stock	276	158
Dividends to shareholders	(5,980)	(7,876)
Payments of long-term debt	(60,000)	---
Funds for construction held by trustee, net	---	1,849
Principal payments under capital lease obligations	(1,352)	(1,281)
Net short-term borrowings	190,900	46,643
Net cash provided by continuing operations	123,844	39,493
Net cash used in discontinued operations	---	(3)
Net cash provided by financing activities	123,844	39,490

Investing Activities
Cash expenditures for property, plant and equipment	(16,760)	(24,875)
Net proceeds from sale of subsidiaries	---	13,117
Other	215	(8,131)
Net cash used in continuing operations	(16,545)	(19,889)
Net cash used in discontinued operations	(49)	(896)
Net cash used in investing activities	(16,594)	(20,785)

Net increase in cash and cash equivalents from continuing operations	105,945	88,007
Net increase (decrease) in cash and cash equivalents from discontinued operations	4,892	(2,737)
Net increase in cash and cash equivalents	$110,837	$85,270

Cash and Cash Equivalents
At beginning of period	$ 25,209	$ 4,247
At end of period	$136,046	$89,517

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

3.     Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):

	March 31, 2004	September 30, 2003

Common stock, no par value	$287,552	$288,620
Shares held in treasury	(5,113)	(5,320)
Retained deficit	(59,296)	(48,951)
Unearned employee compensation	(2,085)	(3,589)
Accumulated other comprehensive loss (Note 7)	(1,404)	(645)
Total common shareholders' equity	$219,654	$230,115

4.     Discontinued Operations and Assets and Liabilities Held for Sale

The revenues, margins and operating income (losses) of the company's discontinued operations that have been reported as discontinued operations on the Consolidated Statements of Income for the three and six-month periods ended March 31 are, as follows, exclusive of affiliate transactions (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Distribution Services	$ ---	$ ---	$ ---	$ 553
Retail & Business Services	1	13,058	7,078	25,659
Operating Revenues	$ 1	$13,058	$7,078	$26,212

Operating Margins:
Distribution Services	$ ---	$ ---	$ ---	$ 250
Retail & Business Services	1	4,903	1,631	9,866
Operating Margins	$ 1	$ 4,903	$1,631	$10,116

Pre-Tax Operating Income (Loss):
Distribution Services	$ ---	$ ---	$ ---	$ 120
Retail & Business Services	(452)	(436)	(2,945)	(281)
Pre-Tax Operating Income (Loss)	(452)	(436)	(2,945)	(161)
Other Income (Expense)	4	(254)	1,357	(874)
Net Interest Charges	---	---	---	4
Pre-Tax Loss from Discontinued Operations	$(448)	$ (690)	$(1,588)	$(1,039)

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

5.     Earnings Per Share

The following table summarizes the company's basic and diluted earnings per share calculations for the three and six-month periods ended March 31 (amounts are in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Income (loss) from continuing operations	$4,097	$18,436	$(3,301)	$25,797
Loss from discontinued operations	(300)	(413)	(1,064)	(619)
Effect of change in accounting	---	(5,870)	---	(5,870)
Net income (loss)	$3,797	$12,153	$(4,365)	$19,308

Weighted average shares outstanding	15,970	16,073	15,980	16,049

Earnings (Loss) Per Share:
Basic and diluted income (loss) from continuing operations	$0.26	$1.15	$(0.21)	$1.61
Basic and diluted loss from discontinued operations	(0.02)	(0.03)	(0.06)	(0.04)
Basic and diluted effect of change in accounting	---	(0.36)	---	(0.36)
Basic and diluted net income (loss)	$0.24	$0.76	$(0.27)	$1.21

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

7.     Comprehensive Income

The components of Comprehensive Income are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Net income (loss)	$3,797	$12,153	$(4,365)	$19,308

Other comprehensive income (loss):
Derivatives qualifying as hedges, net	813	345	(759)	345
Total comprehensive income (loss)	$4,610	$12,498	$(5,124)	$19,653

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Net income (loss) as reported	$3,797	$12,153	$(4,365)	$19,308
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(91)	(473)	(270)	(947)
Pro forma net income (loss)	$3,706	$11,680	$(4,635)	$18,361

Earnings (Loss) Per Share:
Basic and diluted- as reported	$0.24	$0.76	$(0.27)	$1.21
Basic and diluted- pro forma	$0.23	$0.73	$(0.29)	$1.14

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

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Service cost	$1,213	$ 860	$103	$126
Interest cost	1,870	1,704	479	492
Return on plan assets	(2,085)	(2,068)	(148)	(116)
Net amortization and deferral	690	523	103	70
Net Periodic Benefit Costs	$1,688	$1,019	$537	$572

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Service cost	$2,426	$1,719	$206	$252
Interest cost	3,741	3,408	959	984
Return on plan assets	(4,170)	(4,135)	(297)	(232)
Net amortization and deferral	1,379	1,046	205	139
Net Periodic Benefit Costs	$3,376	$2,038	$1,073	$1,143

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2004	2003	2004	2003

Revenues:

Distribution Services	$240,547	$232,257	$402,085	$398,443
Energy Asset Management	1,889	17,187	5,692	21,426
Retail and Business Services	2,412	1,527	4,746	4,386
Intersegment Revenues	(1,492)	(1,242)	(2,664)	(2,709)
Total Revenues	$243,356	$249,729	$409,859	$421,546

Operating Margins:
Distribution Services	$67,904	$66,678	$121,515	$117,423
Energy Asset Management	1,343	16,622	4,794	20,567
Retail and Business Services	1,174	380	2,326	2,053
Intersegment Operating Margins	(363)	(305)	(837)	(870)
Total Operating Margins	$70,058	$83,375	$127,798	$139,173

Pre-Tax Operating Income (Loss):
Distribution Services	$29,093	$28,567	$45,614	$46,754
Energy Asset Management	(3,862)	13,188	(3,809)	14,015
Retail and Business Services	52	(4,371)	38	(5,365)
Total Pre-Tax Operating Income	$25,283	$37,384	$41,843	$55,404

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2004	2003	2004	2003

Pre-Tax Income (Loss) from Continuing Operations:
Distribution Services	$23,952	$25,953	$36,243	$40,879
Energy Asset Management	(4,453)	12,607	(4,762)	13,192
Retail and Business Services	3	(4,731)	(49)	(5,880)
Total Pre-Tax Income (Loss) from Continuing Operations	$19,502	$33,829	$31,432	$48,191

A reconciliation of the company's segment pre-tax operating income and income (loss) from continuing operations, to amounts reported on the consolidated financial statements, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2004	2003	2004	2003

Segment Pre-Tax Operating Income	$25,283	$37,384	$41,843	$55,404
Non-segment pre-tax operating loss	(9,479)	(1,274)	(20,049)	(2,064)
Pre-tax Operating Income	$15,804	$36,110	$21,794	$53,340

Segment Pre-Tax Income (Loss) from Continuing Operations	$19,502	$33,829	$31,432	$48,191
Non-segment pre-tax loss from continuing operations	(13,380)	(2,359)	(36,352)	(4,422)
Pre-Tax Income (Loss) from Continuing Operations	$ 6,122	$31,470	$(4,920)	$43,769

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

15.    Restatement

This Amendment No. 1 on Form 10-Q/A to the company's Form 10-Q for the fiscal quarter ended March 31, 2004, as originally filed on May 25, 2004, is being filed to revise the Consolidated Balance Sheet for a prepayment made under the company's gas procurement contract with Cinergy Marketing & Trading, LP (Cinergy). A prepayment of $15 million was made at the end of the second fiscal quarter which should have been reflected on the Consolidated Balance Sheet as a credit (reduction) to cash and a debit to prepayments.  There is no change in our total assets, working capital or net income as of and for the fiscal quarter ended March 31, 2004 as a result of this restatement.

Accordingly, the company's Form 10-Q for the fiscal quarter ended March 31, 2004 has been revised, as follows:

--             The Consolidated Balance Sheet as of March 31, 2004 has been restated such that Cash and cash equivalents has been decreased by $15 million to $136.0 million, and Prepayments and other has been increased by $15 million to $63.8 million.

--             The company's Consolidated Statement of Cash Flows for the six months ended March 31, 2004 has been restated to reflect the $15 million prepayment to Cinergy, which reduced our cash flows from operating activities by that amount.

As discussed in Note 2, the company has experienced and expects to continue experiencing significant liquidity problems.  However, the $15 million prepayment to Cinergy has no impact on statements the company previously made in its Form 10-Q filed on May 25, 2004 regarding the company's anticipated cash flows, as the prepayment obligations under the Cinergy contract were already factored into the company's anticipated cash flows.

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

Pursuant to these waivers, the deadline for the delivery of NUI's annual report and financial statements for its fiscal quarter ended December 31, 2003 was extended until March 1, 2004. On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof.  NUI and NUI Utilities subsequently entered into amendments on May 10, 2004, to their respective credit agreementswhich:

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

The company is continuing to work with its financial advisors on the sale process for the company and hopes to enter into a definitive agreement with a purchaser during the third quarter of calendar 2004.  For a discussion of factors that could prevent or delay the sale of the company, see Item 1. Business-Risk Factors-The sale of NUI may not be consummated, as discussed in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

During fiscal 2003, the company considered several alternate financing plans aimed at restoring the creditworthiness of the company, but none of these plans were deemed viable. The company also sold or announced its intention to sell most of its non-core businesses in an attempt to raise capital and reduce losses. Finally, on September 26, 2003, the company's Board of Directors announced it was pursuing the sale of the company. The company has engaged two investment banks to serve as financial advisors to the company while it seeks a buyer.

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

Distribution Services Segment

The company's Distribution Services segment distributes natural gas in three states through the company's regulated natural gas utility operations.  These operations are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). This segment also includes the company's OAS subsidiary, its appliance leasing, repair, maintenance operations and service business as well as off-system sales. The company sold its Valley Cities Gas and Waverly Gas natural gas utilities in November 2002 (see Note 4 of the Notes to the Consolidated Financial Statements). The results for these operations are reflected in Discontinued Operations in the Consolidated Financial Statements for the three and six-month periods ended March 31, 2003 and 2002. The Income from Continuing Operations before Taxes for the segment is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Operating Revenues	$240,341	$231,967	$401,567	$397,863
Purchased Gas and Fuel	164,134	157,662	265,033	266,630
Cost of sales and services	2,876	2,516	5,877	5,393
Energy Taxes	5,507	5,289	9,414	8,783
Operating Margins	67,824	66,500	121,243	117,057
Operating Expenses:
Operations & Maintenance Expenses	28,745	27,959	55,789	51,100
Depreciation & Amortization	7,935	8,054	15,877	15,727
Taxes Other than Income	2,051	1,920	3,963	3,476
Total Operating Expenses	38,731	37,933	75,629	70,303
Pre-Tax Operating Income	29,093	28,567	45,614	46,754
Other Income & (Expense)	367	165	838	317
Net Interest Charges	5,508	2,778	10,211	6,191
Pre-Tax Income from Continuing Operations	$23,952	$25,954	$36,241	$40,880

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

Energy Asset Management Segment

The Energy Asset Management segment includes the operations of the company's NUI Energy Brokers subsidiary, and the distribution, storage and pipeline operations of VGC. This segment also includes the company's 50 percent share of equity income and losses of SSLLC. The Income from Continuing Operations before Taxes for the segment is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Operating Revenues	$1,465	$17,041	$5,237	$20,886
Purchased Gas and Fuel	122	264	443	319
Operating Margins	1,343	16,777	4,794	20,567
Operating Expenses:
Operations & Maintenance Expenses	4,501	2,804	7,077	4,997
Depreciation & Amortization	513	591	1,027	1,162
Taxes Other than Income	191	194	499	393
Total Operating Expenses	5,205	3,589	8,603	6,552
Pre-Tax Operating Income (Loss)	(3,862)	13,188	(3,809)	14,015
Other Income & (Expense)	453	98	1,030	235
Net Interest Charges	1,044	679	1,983	1,058
Pre-Tax Income (loss) from Continuing Operations	$(4,453)	$12,607	$(4,762)	$13,192

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

(Dollars in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Operating Revenues	$1,550	$721	$3,055	$2,797
Cost of sales and services	659	623	1,294	1,248
Operating Margins	891	98	1,761	1,549
Operating Expenses:
Operations & Maintenance Expenses	449	3,995	934	5,981
Depreciation & Amortization	334	384	661	746
Taxes Other than Income	56	90	128	187
Total Operating Expenses	839	4,469	1,723	6,914
Pre-Tax Operating Income (Loss)	52	(4,371)	38	(5,365)
Other Income & (Expense)	---	---	---	34
Net Interest Charges	48	360	87	549
Pre-Tax Income (Loss) from Continuing Operations	$ 4	$(4,731)	$ (49)	$(5,880)

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

On a consolidated basis, the company's net cash provided by operating activities was $3.6 million (as restated - see Note 15 to the Consolidated Financial Statements) and $66.6 million for the six-month periods ended March 31, 2004 and 2003, respectively. The decrease of $63.0 million in operating cash flows for the current period was due in part to the timing of payments to the company's gas suppliers, including a $15 million prepayment for gas on March 31, 2004 under the company's new gas supply contract with Cinergy, and amounts paid in advance for interest costs on NUI's and NUI Utilities' new credit facilities and as collateral for the company's gas procurement needs. The decrease in operating cash flows was partially offset by reductions in accounts receivable for the company's non-regulated businesses during the six-month period ended March 31, 2004, as compared to the same period in fiscal 2003.

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

Application of Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers Critical Accounting Policies to be those that could result in materially different financial statement results if the assumptions regarding application of accounting principles were different. A description of the company's Critical Accounting Policies can be found in the company's Annual Report filed on Form 10-K for the year ended September 30, 2003.  Other significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements- Summary of Significant Accounting Policies of the company's Form 10-K. Recently issued accounting standards are also discussed in Note 13 of the Notes to the Consolidated Financial Statements.

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

As further discussed in Note 15 to the Consolidated Financial Statements, the company is filing this Amendment No. 1 on Form 10-Q/A for the quarter ending March 31, 2004 because of a deficiency noted in its cash reconciliation process which gave rise to an overstatement of the company's cash balance and an understatement of its prepayment account as of March 31, 2004.  This deficiency was related to the company not timely clearing an identified reconciling item in a cash wire transfer account resulting from an end of the quarter cash payment.  The cash wire transfer account is included in Cash and cash equivalents on the Consolidated Balance Sheet.  As of the date of this filing, the company has implemented a process change in its cash reconciliation process which addresses this issue.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

June 17, 2004	NUI CORPORATION /s/ DAN SCOULER DAN SCOULER Interim Chief Financial Officer