Form 10-Q
period 2004-06-30
NUI CORP /NJ/
filed 2004-08-16
CIK 1105192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

       X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes X     No

The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2004: Common Stock, No Par Value: 15,969,113 shares outstanding.

Item 1. Financial Statements

NUI Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Operating Margins
Operating revenues	$98,944	$135,293	$508,803	$556,839
Less - Purchased gas and fuel	51,297	85,987	316,773	352,936
Cost of sales and services	3,374	2,977	10,545	9,618
Energy taxes	2,558	2,426	11,972	11,209
	41,715	43,903	169,513	183,076

Other Operating Expenses
Operations and maintenance	36,328	35,032	117,813	98,618
Restructuring costs	587	---	2,723	---
Depreciation and amortization	9,125	7,844	26,721	25,524
Taxes, other than income taxes	1,778	933	6,565	5,500
	47,818	43,809	153,822	129,642

Operating Income (Loss)	(6,103)	94	15,691	53,434

Equity in earnings of Saltville Gas Storage Company, LLC	156	---	801	---
Loss on extinguishment of debt	---	---	(9,940)	---
Other income	1,238	200	2,555	862
Interest expense	11,336	6,260	30,368	17,755
Other interest income	(101)	(281)	(397)	(1,543)

Income (Loss) from Continuing Operations Before Income Taxes	(15,944)	(5,685)	(20,864)	38,084

Income tax expense (benefit)	(4,395)	(2,036)	(6,014)	15,936

Income (Loss) from Continuing Operations	(11,549)	(3,649)	(14,850)	22,148

Discontinued Operations
Pre-Tax Income (loss) from discontinued operations	492	(26,032)	(1,095)	(27,071)
Income tax expense (benefit)	1,704	(4,611)	1,181	(5,031)
Loss from Discontinued Operations	(1,212)	(21,421)	(2,276)	(22,040)

Income (Loss) before Effect of Change in Accounting	(12,761)	(25,070)	(17,126)	108

Effect of change in accounting (net of tax benefit of $4,079 in 2003)	---	---	---	(5,870)

Net Loss	$(12,761)	$(25,070)	$(17,126)	$(5,762)

Basic and Diluted Income (Loss) from Continuing Operations Per Share of Common Stock	$ (0.72)	$ (0.23)	$ (0.93)	$ 1.38
Basic and Diluted Net Loss Per Share of Common Stock	$ (0.80)	$ (1.57)	$ (1.07)	$(0.36)

Dividends Per Share of Common Stock	$ ---	$ 0.245	$ 0.375	$0.735

Weighted Average Number of Shares of Common Stock Outstanding	15,968,692	16,021,477	15,976,128	16,039,573

 See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in thousands)

	June 30, 2004 (Unaudited)	September 30, 2003 (*)
ASSETS
Current Assets
Cash and cash equivalents	$111,426	$25,209
Accounts receivable (less allowance for doubtful accounts of $6,022 and $7,304, respectively)	50,233	55,575
Fuel inventories, at average cost	31,812	63,852
Under-recovered purchased gas costs	---	25,398
Derivative assets	14,038	8,059
Federal income tax receivable	---	3,333
Assets held for sale	---	7,976
Prepayments and other	71,931	31,120
	279,440	220,522
Property, Plant and Equipment
Property, plant and equipment, at original cost	978,820	954,446
Accumulated depreciation and amortization	(344,485)	(323,370)
Unamortized plant acquisition adjustments, net	12,570	13,372
Assets held for sale	---	147
	646,905	644,595

Funds for Construction Held by Trustee	---	2,058
Investment in Saltville Gas Storage Company, LLC	17,257	16,456
Other Investments	---	210

Other Assets
Regulatory assets	57,625	57,040
Notes receivable from Saltville Gas Storage Company, LLC	23,509	17,575
Other receivable from Saltville Gas Storage Company, LLC	3,869	8,010
Long-term portion of derivative assets	5,477	5,133
Goodwill	8,056	8,056
Assets held for sale	---	1,002
Other assets	34,286	40,106
	132,822	136,922
	$1,076,424	$1,020,763

CAPITALIZATION AND LIABILITIES
Current Liabilities
Notes payable to banks	$355,000	$164,100
Notes payable	---	1,400
Current portion of long-term debt and capital lease obligations	51,593	2,167
Accounts payable, customer deposits and accrued liabilities	62,018	125,353
Over-recovered purchased gas costs	9,620	---
Liabilities held for sale	---	3,150
Federal income and other taxes	13,048	5,166
Current portion of deferred Federal income taxes	1,263	6,705
	492,542	308,041
Other Liabilities
Capital lease obligations	9,182	9,798
Deferred Federal income taxes	57,579	61,608
Liabilities held for sale	---	19
Unamortized investment tax credits	3,051	3,375
Environmental remediation reserve	33,815	33,941
Regulatory and other liabilities	74,105	64,813
	177,732	173,554
Capitalization
Common shareholders' equity	207,070	230,115
Long-term debt	199,080	309,053
	406,150	539,168
	$1,076,424	$1,020,763

*Derived from audited financial statements.
See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended June 30,
	2004	2003
Operating Activities
Net income (loss)	$(17,126)	$ (5,762)
Less: Loss from discontinued operations, net of tax	(2,276)	(22,040)
Effect of change in accounting, net of tax	---	(5,870)
Net income (loss) from continuing operations	(14,850)	22,148

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26,721	25,524
Deferred Federal income taxes	(9,471)	(12,283)
Amortization of deferred investment tax credits	(324)	(398)
Derivative assets and liabilities	5,018	3,084
Regulatory assets and liabilities	10,213	16,058
Other	(1,038)	1,557
Effect of changes in:
Accounts receivable, net	5,342	(22,905)
Fuel inventories	32,040	2,228
Accounts payable, deposits and accruals	(63,336)	(14,234)
Under- or Over-recovered purchased gas costs	22,151	6,711
Prepaids and other	(40,810)	(5,194)
Federal and state income taxes	11,215	20,525
Other	3,768	2,600
Net cash provided by (used in) operating activities	(13,361)	45,421
Net cash provided by (used in) discontinued operations	3,729	(355)
Net cash provided by (used in) operating activities	(9,632)	45,066

Financing Activities
Proceeds from sales of common stock	325	633
Dividends to shareholders	(5,980)	(11,801)
Payments of long-term debt	(60,000)	---
Funds for construction held by trustee, net	2,068	1,852
Principal payments under capital lease obligations	(2,122)	(1,948)
Net short-term borrowings	190,900	20,910
Net cash provided by continuing operations	125,191	9,646
Net cash used in discontinued operations	---	(3)
Net cash provided by financing activities	125,191	9,643

Investing Activities
Cash expenditures for property, plant and equipment	(27,273)	(31,919)
Investment in Saltville Gas Storage Company, LLC	---	(9,180)
Net proceeds from sale of subsidiaries	---	13,117
Other	(2,020)	(2,377)
Net cash used in continuing operations	(29,293)	(30,359)
Net cash used in discontinued operations	(49)	(1,801)
Net cash used in investing activities	(29,342)	(32,160)

Net increase in cash and cash equivalents from continuing operations	82,537	24,708
Net increase (decrease) in cash and cash equivalents from discontinued operations	3,680	(2,159)
Net increase in cash and cash equivalents	$86,217	$22,549

Cash and Cash Equivalents
At beginning of period	$ 25,209	$ 4,247
At end of period	$111,426	$26,796

See the notes to the consolidated financial statements.

NUI Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements include all operating divisions and subsidiaries of NUI Corporation (NUI and, together with its subsidiaries, the company, we, our, or us).  NUI is an energy company that primarily operates natural gas utilities and businesses involved in natural gas storage and pipeline activities.  NUI's local utility operations are carried out by NUI's wholly-owned subsidiary, NUI Utilities, Inc. (NUI Utilities) and a subsidiary of Virginia Gas Company (VGC), and serve approximately 371,000 customers in four states along the eastern seaboard of the United States. NUI Utilities is comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated businesses are carried out by NUI Capital Corp. and its subsidiaries. As of April 1, 2004, the company's only remaining non-regulated subsidiary with substantial continuing operations is Utility Business Services, Inc. (UBS), a billing and customer information systems and services subsidiary. The company's other non-regulated subsidiaries have either been sold or are winding down their operations. These subsidiaries include: NUI Environmental, Inc. (NUI Environmental), an environmental project development subsidiary sold in September 2003; NUI Telecom, Inc. (NUI Telecom), a telecommunications subsidiary sold in December 2003; NUI Energy, Inc. (NUI Energy), an energy retailer which is being wound down; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary which is being wound down; OAS Group, Inc. (OAS), the company's digital mapping operation which is being wound down; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary which is being wound down. The company's wholly-owned subsidiary, NUI Saltville Storage, Inc. (NUISS), is a fifty-percent member of Saltville Gas Storage Company, LLC (SSLLC). SSLLC is a joint venture with a subsidiary of Duke Energy that is developing a natural gas storage facility in Saltville, Virginia. All intercompany accounts and transactions have been eliminated in consolidation.

On September 26, 2003, the company's Board of Directors announced it was pursuing the sale of the company, and the company engaged two investment banks to serve as financial advisors to the company during the sales process. On July 15, 2004, NUI announced that it had entered into an Agreement and Plan of Merger (Merger Agreement) with AGL Resources Inc. (AGL) which provides for AGL to acquire all of the outstanding shares of common stock of NUI for $13.70 per share in cash, or $220 million in the aggregate, based on approximately 16 million shares of outstanding NUI common stock, and the assumption of NUI's outstanding debt at closing (see Note 15 for a further discussion of the merger).

In addition, NUI and NUI Utilities received a commitment from a lender for an aggregate of $95 million in additional credit facilities intended to provide NUI and NUI Utilities with additional liquidity through the close of the sale of the company (see Notes 2, 9 and 15). If the proposed new financing is not completed by September 30, 2004, or upon the occurrence of certain other events, AGL has the right to terminate the Merger Agreement.

As discussed in Note 4, for all periods presented, the company has classified the results of Valley Cities Gas and Waverly Gas (which were sold collectively on November 7, 2002), NUI Telecom, and TIC as Discontinued Operations in the Consolidated Statements of Income. The assets and liabilities of NUI Telecom have been classified as Assets Held for Sale and Liabilities Held for Sale in the Consolidated Balance Sheet as of September 30, 2003.

During fiscal 2003, the company discontinued the operations of NUI Energy and TIC. During January 2004, the company began to wind down the trading operations of NUI Energy Brokers and discontinued trading operations altogether at NUI Energy Brokers in March 2004, although NUI Energy Brokers continues to manage its prior contractual obligations under a long-term sales agreement in addition to two long-term gas storage and transportation agreements discussed in Note 12. Effective April 1, 2004, OAS has subcontracted all of its existing services to a third party engineering firm. OAS has notified its customers that, upon expiration of their current contracts, their relationship with OAS will terminate.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the company's results for an entire year.

The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

2.     Liquidity Issues

As a result of various factors, NUI and NUI Utilities have experienced and, in the event the merger does not occur or the anticipated $95 million of senior credit facilities are not obtained, expect to continue experiencing significant liquidity problems. Liquidity needs for NUI Utilities generally are driven by factors that include prepayment for its natural gas requirements; natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the purchased gas adjustment clauses; both discretionary and required repayments of short- and long-term debt; capital spending; and working capital requirements, such as administrative expenses and taxes. Liquidity needs at NUI and NUI's non-utility operations generally are driven by required repayments of short-term debt and working capital requirements.

Based upon the factors noted above and current anticipated cash flows, both NUI and NUI Utilities believe that they have sufficient liquidity to meet their financial obligations through the remainder of the fiscal year ending September 30, 2004.  In the event the company is successful in securing an aggregate of $95 million in senior credit facilities, as described in Note 15, both NUI and NUI Utilities believe that they will have sufficient liquidity to meet their financial obligations through the fiscal year ending September 30, 2005.  These additional credit facilities require the approval of the lenders and the New Jersey Board of Public Utilities (NJBPU).  However, in the event the company is not successful in securing these additional credit facilities, NUI and NUI Utilities believe that, subsequent to September 30, 2004, they may not have sufficient liquidity to meet their continuing obligations based upon the following:

-       NUI and NUI Utilities each have separate revolving credit facilities aggregating $405 million, which expire on November 22, 2004, and each may only be extended for a successive 364-day increment if certain conditions are met. If these facilities are not extended or satisfactorily refinanced, the companies would need to seek alternative solutions to satisfy their liquidity requirements.

-       Upon renewal of NUI's revolving credit facility, NUI would be required to prepay an interest reserve account for the benefit of the lenders under NUI's credit agreement in the amount of approximately $20.4 million.

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

-       On July 15, 2004, NUI announced that it had entered into the Merger Agreement with AGL which provides for AGL to acquire all of the outstanding shares of common stock of NUI. If we are unable to sell the company, or if a sale is not completed in a timely manner, NUI's and NUI Utilities' financial condition, results of operations and liquidity could be materially adversely affected (see Note 15 for further information on the sale of the company).

As noted above, based upon current anticipated cash flows, the company believes it will have sufficient liquidity to meet its financial obligations through the end of fiscal year ending September 30, 2004 and the company also believes it will remain in compliance with all covenants under its various debt agreements for the remainder of the year ending September 30, 2004 (see Notes 9 and 10 for further discussion on debt covenants). The company plans to address its liquidity concerns by: successfully completing the sale of the company; extending its existing credit facilities beyond the current termination date of November 22, 2004; and obtaining an aggregate of $95 million in additional financing.

On July 14, 2004, NUI and NUI Utilities received a commitment from a lender for an aggregate of $95 million in senior credit facilities (the Bridge Facilities), which are intended to provide NUI and NUI Utilities with additional liquidity fiscal year 2005 and can be utilized to purchase gas for the upcoming winter heating season and for working capital and general corporate purposes. This commitment is comprised of a $75 million senior secured credit facility to be made available to NUI Utilities and secured by NUI Utilities' (i) accounts receivable, (ii) contracts and (iii) cash proceeds of the foregoing, and a $20 million senior unsecured credit facility to be made available to NUI (see Note 15 for further discussion of the Bridge Facilities).

If the company is unsuccessful in its efforts to effectively resolve its liquidity concerns, it may need to reorganize its operations and restructure its credit and debt financing. In the event the Bridge Facilities are not obtained and/or the merger with AGL is not consummated, the company would be unable to meet its maturing debt obligations, and would be forced to seek strategic alternatives, which may include a reorganization and/or bankruptcy filing.

3.     Common Shareholders' Equity

The components of common shareholders' equity were as follows (dollars in thousands):

	June 30, 2004	September 30, 2003

Common stock, no par value	$287,513	$288,620
Shares held in treasury	(5,121)	(5,320)
Retained deficit	(72,057)	(48,951)
Unearned employee compensation	(1,861)	(3,589)
Accumulated other comprehensive loss (Note 7)	(1,404)	(645)
Total common shareholders' equity	$207,070	$230,115

4.     Discontinued Operations and Assets and Liabilities Held for Sale

       The revenues, margins and operating income (losses) of the company's discontinued operations that have been reported as discontinued operations on the Consolidated Statements of Income for the three and nine-month periods ended June 30 are, as follows, exclusive of affiliate transactions (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Distribution Services	$ ---	$ ---	$ ---	$ 553
Retail & Business Services	48	12,923	7,126	38,583
Operating Revenues	$ 48	$ 12,923	$7,126	$ 39,136

Operating Margins:
Distribution Services	$ ---	$ ---	$ ---	$ 250
Retail & Business Services	48	3,806	1,679	13,672
Operating Margins	$ 48	$ 3,806	$1,679	$ 13,922

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Pre-Tax Income (Loss):

Distribution Services	$ ---	$ ---	$ ---	$ 120
Retail & Business Services	(108)	(26,031)	(3,053)	(26,312)
Operating Income (Loss)	(108)	(26,031)	(3,053)	(26,192)
Other Income (Expense)	600	(1)	1,958	(875)
Net Interest Charges	---	---	---	4
Pre-Tax Income (Loss) from Discontinued Operations	$ 492	$(26,032)	$(1,095)	$(27,071)

The amounts included above within Distribution Services are for Valley Cities Gas and Waverly Gas, which were sold collectively on November 7, 2002 for approximately $15 million. The amounts included above within Retail and Business Services are for NUI Telecom, which was sold on December 12, 2003 for $2 million, and TIC, whose operations have been discontinued. Both sales were immaterial to the company's results in the respective periods.  In addition, the assets and liabilities held for sale on the Consolidated Balance Sheet at September 30, 2003 (not shown here) relate to NUI Telecom.

5.     Earnings Per Share

The following table summarizes the company's basic and diluted earnings per share calculations for the three and nine-month periods ended June 30 (amounts are in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Income (loss) from continuing operations	$(11,549)	$ (3,649)	$(14,850)	$22,148
Loss from discontinued operations	(1,212)	(21,421)	(2,276)	(22,040)
Effect of change in accounting	---	---	---	(5,870)
Net loss	$(12,761)	$(25,070)	$(17,126)	$(5,762)

Weighted average shares outstanding	15,969	16,021	15,976	16,040

Earnings (Loss) Per Share:
Basic and diluted net income (loss) from continuing operations	$(0.72)	$(0.23)	$(0.93)	$1.38
Basic and diluted net income (loss) from discontinued operations	(0.08)	(1.34)	(0.14)	(1.38)
Basic and diluted effect of change in accounting	---	---	---	(0.36)

Basic and diluted net loss	$(0.80)	$(1.57)	$(1.07)	$(0.36)

The company's weighted average diluted shares outstanding (not shown) includes shares which would be issuable upon the exercise of stock options outstanding under NUI's stock option plan, which is added to weighted average shares outstanding.  As of June 30, 2004, unvested stock options having an exercise price less than the market value of the company's shares for the three- and nine-month periods ended on that date provided for an additional 621 shares and 596 shares of common stock equivalents outstanding, respectively; however, these shares of common stock equivalents have been omitted from the calculation of the three- and nine-month diluted earnings per share as they would have been antidilutive, since the company had a loss in both periods. The number of shares that could potentially be dilutive to earnings per share in the future that have been excluded in the computation of diluted earnings per share, because to do so would have been antidilutive, is 88,200 and 492,600 shares, respectively, as of June 30, 2004 and 2003.

6.     Restructuring Charges and Other Employee Severance Costs

During November 2003, the company commenced a reorganization effort that resulted in workforce reductions. These workforce reductions primarily affected the corporate shared services functions and were undertaken to reflect the overall reduction in the size of the company due to the sale or winding down of certain NUI businesses. Additional workforce reductions were undertaken during the 2004 calendar year, primarily related to the company's decision to discontinue the trading operations of NUI Energy Brokers. One employee was requested to provide additional services for a limited period subsequent to his termination date; the remainder of the employees terminated as a result of the reorganization efforts are not required to provide any future service to the company. The reorganization efforts resulted in aggregate charges of approximately $2.7 million to restructuring costs for the nine months ended June 30, 2004, primarily relating to severance costs for 47 individuals. A total of approximately $1.7 million has been paid to former employees through June 30, 2004. The company has approximately $1.0 million of unpaid liabilities included in Accounts Payable, Customer Deposits, and Accrued Liabilities on the Consolidated Balance Sheet at June 30, 2004 relating to these severance costs.

In January 2004, two executive officers ended their employment with the company.  A. Mark Abramovic served as President of the company since September 26, 2003, until his retirement in January 2004.  He previously had served as Senior Vice President and Chief Financial Officer since September 1997, and Chief Operating Officer since May 1998. Until his resignation in January 2004, James R. Van Horn served as Chief Administrative Officer since May 1998, and General Counsel and Secretary since 1995.  With respect to the departure of these two executives, the company recorded a $2.1 million charge in operations and maintenance expense in the second quarter of fiscal 2004 primarily relating to severance costs.

7.     Comprehensive Income

The components of Comprehensive Income are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net loss	$(12,761)	$(25,070)	$(17,126)	$(5,762)

Other comprehensive income (loss):
Derivatives qualifying as hedges, net	---	(274)	(759)	106
Total comprehensive loss	$(12,761)	$(25,344)	$(17,885)	$(5,656)

Accumulated other comprehensive loss, included in Common Shareholders' Equity on the Consolidated Balance Sheet was $(1,404,000) at June 30, 2004, and $(645,000) at September 30, 2003. Included in the balance at June 30, 2004, was $(1,404,000) related to minimum pension liability (net of $976,000 in taxes). There were no derivatives qualifying as hedges on that date.

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

Had employee compensation expense been recognized based on the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the company's net income and diluted earnings per share for the three and nine-month periods ended June 30 would have been as shown in the following table (in thousands, except for per share amounts).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net loss as reported	$(12,761)	$(25,070)	$(17,126)	$(5,762)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(436)	(309)	(1,383)
Pro forma net loss	$(12,800)	$(25,506)	$(17,435)	$(7,145)

Loss Per Share:
Basic and diluted- as reported	$(0.80)	$(1.57)	$(1.07)	$(0.36)
Basic and diluted- pro forma	$(0.80)	$(1.59)	$(1.09)	$(0.45)

9.     Notes Payable to Banks

On November 24, 2003, NUI and NUI Utilities each entered into new separate term and revolving credit facilities aggregating $405 million. Both NUI's and NUI Utilities' current credit agreements expire on November 22, 2004, and each may be extended for one 364-day term, subject to certain conditions.

NUI's current credit agreement provides for a $255 million term loan facility. The proceeds of the term loan facility were used (1) to repay and terminate NUI's credit agreement which was entered into on February 12, 2003, (2) to repay NUI's outstanding $60 million senior notes and pay a $9.4 million prepayment premium relating thereto, (3) to repay approximately $85 million of an intercompany balance owed by NUI to NUI Utilities, (4) to fund a $20.4 million interest reserve account for the benefit of the lenders under NUI's credit agreement, and (5) for other general corporate purposes. NUI's credit agreement bears interest at a rate, at NUI's option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 6 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 5 percent. The obligations under NUI's credit agreement are guaranteed on a senior unsecured basis by certain of NUI's direct and indirect wholly-owned subsidiaries.  NUI Utilities and VGC do not guarantee NUI's obligations under this credit agreement. As of June 30, 2004, NUI has fully drawn all amounts available under its credit agreement. As of August 9, 2004, NUI had overnight cash investments of $42.7 million.

NUI's facility may be extended for one 364-day period if (i) NUI Utilities' facility is simultaneously extended, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, has been extended to a date no earlier than June 30, 2006 or the notes have been repaid with the proceeds of the delayed draw term loan, (iii) NUI deposits cash into escrow with the administrative agent to cover interest that would accrue on outstanding amounts under the credit facility until the extended maturity date, in an amount of approximately $20.4 million, (iv) no default exists under such facility at the time of such extension and (v) all applicable regulatory approvals required for such extension have been obtained.

NUI Utilities' current credit agreement provides for (i) a $50 million revolving credit facility, (ii) a $50 million term loan facility and (iii) a $50 million delayed draw term loan facility. The proceeds from the revolving credit facility and the term loan facility combined with the proceeds from the repayment of the $85 million intercompany balance from NUI were used (1) to repay outstanding loans under, and terminate, the NUI Utilities credit agreement which was entered into on February 12, 2003, (2) to pay accrued and unpaid fees under the interim credit agreement entered into on October 10, 2003 and (3) for general corporate purposes. The proceeds from the delayed draw term loan facility, which can be drawn at the option of the company, can be used solely for the purpose of repaying NUI Utilities' 8.35 percent medium term notes, which are due on February 1, 2005.  NUI Utilities' credit agreement bears interest at a rate, at NUI Utilities' option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 5 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 4 percent. As of June 30, 2004, NUI Utilities has fully drawn under the $50 million revolver and the $50 million term loan facility. As of August 9, 2004, NUI Utilities had overnight cash investments of $57.9 million.

NUI Utilities' facility may be extended for one 364-day term if (i) all applicable regulatory approvals required for such extension have been obtained, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, has been extended to a date no earlier than June 30, 2006 or the notes have been repaid with the proceeds of the delayed draw term loan and (iii) no default exists under such facility at the time of such extension.

Both credit agreements contain various covenants that (i) restrict NUI and NUI Utilities from taking various actions and (ii) require NUI and NUI Utilities, respectively, to each achieve and maintain certain financial covenants. Under the terms of NUI's credit agreement, amended as of May 10, 2004, NUI is required to maintain a maximum leverage ratio of no more than 0.80x and a minimum interest coverage ratio of at least 1.50x (for the four consecutive fiscal quarters ending on December 31, 2003 and March 31, 2004) and 1.25x (thereafter). Under the terms of the NUI Utilities credit agreement, NUI Utilities is required to maintain a maximum leverage ratio of no more than 0.70x and a minimum interest coverage ratio of at least 2.25x. Additionally, both credit agreements contain limitations on capital expenditures, indebtedness, payment of dividends, guarantees, liens, mergers, acquisitions, dispositions of assets, transactions with affiliates, loans and investments, prepayment of indebtedness, sale-leaseback transactions, change in business activities and corporate activities. The terms of NUI's and NUI Utilities' credit facilities would have to be further amended in connection with the anticipated $95 million of Bridge Facilities.

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

(iii)      modified financial covenants contained in the credit agreements to take into account the NJBPU Settlement and the recent and expected future performance of the company,

(iv)      permitted the acquisition by NUI Utilities of certain gas pipeline assets (see Note 12 for further information on the asset purchase),

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

At June 30, 2004, the outstanding borrowings under NUI's and NUI Utilities' credit facilities were $255.0 million and $100.0 million, respectively, at weighted average interest rates of 8.1 percent and 7.1 percent. As of that date, NUI and NUI Utilities had no unused borrowing capacity under their respective credit facilities (except for NUI Utilities' delayed draw term loan). Also, as of June 30, 2004, NUI and NUI Utilities had approximately $42.2 million and $66.6 million, respectively, of cash held as short-term investments.

The weighted average daily amounts of borrowings outstanding under NUI's current credit facility and the weighted average interest rates on those amounts were $255.0 million and $18.6 million at 8.1 percent and 2.8 percent for the three months ended June 30, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI's previous and current credit facilities and the weighted average interest rates on those amounts were $210.7 million and $35.8 million at 8.0 percent and 3.0 percent for the nine months ended June 30, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI Utilities' current credit facility and the weighted average interest rates on those amounts were $100.0 million and $126.8 million at 7.3 percent and 2.8 percent for the three months ended June 30, 2004 and 2003, respectively. The weighted average daily amounts outstanding of borrowings under NUI Utilities' previous and current credit facilities and the weighted average interest rates on those amounts were $103.5 million and $114.2 million at 6.1 percent and 2.7 percent for the nine months ended June 30, 2004 and 2003, respectively.

On July 14, 2004, NUI and NUI Utilities received a commitment from a lender for an aggregate of $95 million in senior credit facilities (also referred to as the Bridge Facilities), which are intended to provide NUI and NUI Utilities with additional liquidity through fiscal year 2005 and can be utilized to purchase gas for the upcoming winter heating season and for working capital and general corporate purposes. This commitment is comprised of a $75 million senior secured credit facility to be made available to NUI Utilities and secured by NUI Utilities' (i) accounts receivable, (ii) contracts and (iii) cash proceeds of the foregoing, and a $20 million senior unsecured credit facility to be made available to NUI. The NUI Utilities facility would mature on May 15, 2005, and the NUI facility would mature on November 21, 2005 (see Note 15 for further discussion of the Bridge Facilities).

Dividend Restrictions Under Short-term Credit Facilities.  Under the dividend restriction described above, NUI is prohibited from paying any cash dividends during any fiscal quarter in which NUI's consolidated total debt represents more than 60 percent of its total capitalization, measured (i) at the last day of the immediately preceding fiscal quarter and (ii) pro forma at the time such dividend is made.  In addition, the terms of the Merger Agreement prevent NUI from paying any cash dividends, regardless of financial results.  Therefore, NUI is unable to pay any dividends at this time or in the foreseeable future. Under NUI's credit facility, NUI is also prohibited from paying dividends exceeding $20 million in the aggregate while the credit facility is outstanding.

Under the amendment to NUI Utilities' credit facility dated as of May 10, 2004, NUI Utilities is prohibited from paying dividends to NUI Corporation exceeding $35 million in the aggregate while the NUI Utilities credit facility is outstanding.

10.  Long-term Debt

NUI Utilities has outstanding $50 million 8.35 percent medium term notes, which mature on February 1, 2005. As of June 30, 2004, this amount has been reclassified to current liabilities on the Consolidated Balance Sheet. As discussed in Note 9, included in NUI Utilities' current credit facility is a $50 million delayed draw term loan that can be drawn at the option of the company and used, subject to satisfaction of the terms and conditions contained therein, to repay these medium term notes.  The draw down of the $50 million delayed draw term loan to finance the medium term notes is a condition precedent to obtaining the new aggregate $95 million Bridge Facilities (as discussed in Note 15).

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

The Variable Bonds contain a provision whereby the holder can "put" the bonds back to the issuer.  In 1996, the company executed a long-term Standby Bond Purchase Agreement (SBPA) with a syndicate of banks, which was amended and restated on June 12, 2001. Under the terms of the SBPA, as further amended several times, The Bank of New York is obligated under certain circumstances to purchase Variable Bonds that are tendered by the holders thereof and not remarketed by the remarketing agent. Such obligation of the bank would remain in effect until the expiration of the SBPA, unless extended or earlier terminated. The terms of the SBPA also restrict the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which had been reduced by the NJBPU Settlement recorded in September 2003. On May 19, 2004, NUI Utilities and The Bank of New York further amended the SBPA. The amendment eliminates the effect of the NJBPU Settlement, as well as the estimated refunds to customers in Florida and certain other related costs, on the earned surplus of NUI Utilities. In addition, pursuant to the terms of the amendment, and effective as of June 30, 2004, the expiration date of the SBPA was extended to June 29, 2005.

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

The SBPA would have to be further amended to permit the proposed $75 million NUI Utilities' senior secured credit facility.

As of June 30, 2004, the aggregate principal and accrued interest on the outstanding Variable Bonds totaled approximately $39.0 million.  Principal and any unpaid interest on the outstanding Variable Bonds are due on June 1, 2026, unless the put option is exercised before that time.

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

Many of these breaches were cured on May 10, 2004 with the delivery of many of the Required Documents. The remaining breaches were cured by virtue of NUI Utilities' delivery of NUI's annual report dated September 30, 2003 on Form 10-K, related officers' certificates and other financial information.

In addition, defaults would have occurred under NUI Utilities' 5.70 percent bonds if the company did not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 (by no later than 120 days after the fiscal year end) and unaudited financial statements for NUI Utilities for the fiscal quarters ended December 31, 2003 and March 31, 2004 (by no later than 60 days after the fiscal quarter ends). However, NUI Utilities obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facility to June 30, 2004.  No defaults ever occurred under NUI Utilities' 5.70 percent bond facility since NUI Utilities was able to provide all of the required information by the extended deadline of June 30, 2004.

The company's long-term debt maturities for each of the next five fiscal years are as follows: $50 million in fiscal year 2005 and zero in fiscal years 2006 through 2009.

Dividend Restrictions Under Long-term Debt Agreements.The payment of cash dividends by NUI Utilities to NUI is restricted pursuant to the SBPA to an amount based, in part, on the earned surplus of NUI Utilities, which had been reduced by the NJBPU Settlement. On May 19, 2004, NUI Utilities and The Bank of New York amended the SBPA. The amendment eliminates the effect of the NJBPU Settlement, as well as the estimated refunds to customers in Florida and certain other related costs, on the earned surplus of NUI Utilities. As of June 30, 2004, NUI Utilities was permitted to pay up to $39.3 million in dividends pursuant to the SBPA. However, the amendment to NUI Utilities' short-term credit facility dated May 10, 2004, limits the dividends that NUI Utilities may pay to NUI Corporation to $35 million in the aggregate while NUI Utilities' credit facility is outstanding.

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

	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Service cost	$1,213	$ 860	$103	$126
Interest cost	1,870	1,704	479	492
Return on plan assets	(2,085)	(2,068)	(148)	(116)
Net amortization and deferral	690	523	103	70
Net Periodic Benefit Costs	$1,688	$1,019	$537	$572

	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Service cost	$3,638	$2,579	$309	$378
Interest cost	5,611	5,111	1,438	1,476
Return on plan assets	(6,254)	(6,203)	(445)	(347)
Net amortization and deferral	2,069	1,570	308	208
Net Periodic Benefit Costs	$5,064	$3,057	$1,610	$1,715

The company has a retirement plan for eligible members of its board of directors, including both active and retired members.  As of June 30, 2004, the company has a liability of approximately $1.5 million recorded on its Consolidated Balance Sheet related to this retirement plan. Upon a change in control of the company, each participant in the plan is entitled to receive a lump sum payment from the plan equal to the present value of the future annual retirement benefits they would be paid or would be eligible to be paid should they have retired on such a date.  As of June 30, 2004, the total lump sum amount that would payable to plan participants under the plan's change of control provision is approximately $2.0 million.

12.  Commitments and Contingencies

Focused Audit. On March 20, 2003, the NJBPU announced the initiation of a focused audit of NUI Corporation, NUI Utilities, and Elizabethtown Gas. The NJBPU had expressed the belief that recent downgrades of the senior unsecured debt of NUI and NUI Utilities, as well as negative credit rating agency comments, and concerns raised during a recent competitive services audit, substantiated the need for an in-depth review of the financial practices of the company and its subsidiaries. On June 4, 2003, the NJBPU chose The Liberty Consulting Group to perform the audit.  The focused audit covered the following areas: corporate governance; strategic planning; financial structure and interaction; accounting and property records; executive compensation and affiliate transactions. An interim audit report was released by the NJBPU on December 17, 2003 and the final audit report was issued on March 1, 2004 and was accepted and released by the NJBPU on March 17, 2004, at the NJBPU's public agenda meeting. Among other things, the report criticizes NUI for the energy management practices on behalf of NUI Utilities, its financing and cash pooling arrangements, the impact of unprofitable non-utility operations on NUI Utilities, the method used to allocate shared services costs among its business units, and the propriety of rates established in the 2002 Elizabethtown base rate case. NUI filed responsive comments on March 26, 2004 and a settlement was reached with the NJBPU on April 14, 2004. On April 26, 2004, the NJBPU issued a Final Order accepting and adopting the settlement agreement. The company recorded a pre-tax charge of $30 million in the fourth quarter of fiscal 2003 to reflect the final settlement of the focused audit. Of this amount, $28 million was recorded as the amount to be refunded to customers in New Jersey. The company has also agreed to pay interest at 7.95 percent annually on the unpaid balance. The $28 million will be credited to ratepayers as follows:  $7 million in NUI's fiscal year 2004, $6 million in NUI's fiscal year 2005 and $5 million in each of NUI's fiscal years 2006, 2007 and 2008.  On July 8, 2004, the NJBPU approved the company's request to refund the first installment of $7 million plus accrued interest as bill credits to customers in September 2004.

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

In addition, defaults would have occurred under NUI Utilities' 5.70 percent bonds if the company did not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 (by no later than 120 days after the fiscal year end) and unaudited financial statements for NUI Utilities for the fiscal quarters ended December 31, 2003 and March 31, 2004 (by no later than 60 days after the fiscal quarter ends). However, NUI Utilities obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facility to June 30, 2004.  No defaults ever occurred under NUI Utilities' 5.70 percent bond facility since NUI Utilities was able to provide all of the required information by the extended deadline of June 30, 2004.

Commitments. On April 30, 2001, the company announced an agreement with a subsidiary of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUISS and Duke Energy Saltville Gas Storage, LLC (DESGS) have created a limited liability company, SSLLC. In February 2003, after receiving the required regulatory approval, VGC contributed certain storage assets valued at approximately $16.3 million to SSLLC. DESGS has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose. To the extent SSLLC determines it needs additional funding (which decision can only be made jointly by the company and DESGS), the company and DESGS are obligated to fund the development of SSLLC equally.

As of June 30, 2004, the company has loaned SSLLC an aggregate of approximately $27 million toward the development of the Saltville storage facility. The company currently estimates its share of funding to be zero in fiscal 2004, and $2.5 million in fiscal 2005. Subsequent years are expected be funded with internally generated cash flows of the joint venture.

In conjunction with the development of an energy hub around the Saltville facility, during December 2002, the company entered into a twenty-year agreement with Duke Energy Gas Transmission (DEGT) for the firm transportation of natural gas on the planned Patriot pipeline. Upon completion of the pipeline in November 2003, the company became obligated to pay annual demand charges of approximately $4.7 million over the life of the transportation agreement.

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

On July 22, 2004, NUI Utilities and Penn-Jersey Pipeline Company (Penn-Jersey) entered into an Asset Purchase Agreement (APA) pursuant to which NUI Utilities will purchase, among other things, the pipeline facilities of Penn-Jersey, subject to the satisfaction of certain conditions contained in the APA, including the receipt of necessary authorizations from the Federal Energy Regulatory Commission (FERC). The purchase price is $315,000 plus the depreciated cost of any necessary capital expenditures made by Penn-Jersey subsequent to January 31, 2003. Penn-Jersey is a small interstate natural gas pipeline that delivers natural gas from an interconnection with Columbia Gas Transmission Corp. in Pennsylvania to NUI Utilities' distribution system in New Jersey.

Guarantees. The company has guarantees of approximately $74.3 million to 16 counterparties as of June 30, 2004, in support of NUI Energy Brokers' trading activities. These guarantees were necessary to facilitate trading with a broad group of potential counterparties, although typically NUI Energy Brokers used only a fraction of the issued guarantees at any given time. Further, since NUI Energy Brokers has netting agreements in place with most of its counterparties, the guarantees would apply only to net balances owed to its respective counterparties with which it has such agreements. Due to the winding down of NUI Energy Brokers' trading operations, as of June 30, 2004, there were no purchases covered by outstanding guarantees.

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

The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the NJBPU to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has recorded a regulatory asset of approximately $34.1 million, inclusive of interest, as of June 30, 2004, reflecting the future recovery of both incurred costs and future remediation liabilities in the state of New Jersey. The company has also been successful in recovering a portion of MGP remediation costs incurred in New Jersey from the company's insurance carriers and continues to pursue additional recovery. The company sold the net assets of its North Carolina Gas utility division on September 30, 2002 and its Valley Cities Gas and Waverly Gas utility divisions on November 7, 2002. Included in these asset sales were the environmental obligations for two of the company's MGP sites: one in North Carolina and one in Pennsylvania. With respect to costs associated with the MGP properties located outside New Jersey, the company is currently pursuing or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers. Although the company has been successful in recovering a portion of the remediation costs incurred outside of New Jersey from the company's insurance carriers, the company is not able to express a belief as to the success of additional recovery efforts.

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $62.3 million for the next twelve-month period (this amount includes the company's obligations under two twenty-year agreements to pay annual demand charges for the firm transportation and storage of natural gas, discussed above). The company currently recovers, and expects to continue to recover, the majority of such fixed charges through its purchased gas adjustment clauses.  The company also is committed to purchase from a single supplier, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 billion cubic feet per year. In the event that the company does not purchase the minimum quantity in a given year, the company has until the next contract year to make up the difference or risk reduction in the contracted daily delivery quantity. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

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

NUI Utilities has assigned to Cinergy or, in the case of non-assignable assets, granted Cinergy agency authority to control, NUI Utilities' gas supply and deliverability assets, and Cinergy will pay NUI Utilities a fixed amount for the right to act as NUI Utilities' asset manager for the twelve months ended March 31, 2005. The obligations of NUI Utilities, including all commodity and demand charges, are secured by a prepayment obligation unless NUI Utilities' credit rating improves to investment grade, at which time the parties will negotiate other mutually agreeable payment terms based on the improved creditworthiness of NUI Utilities. The agreement provides NUI Utilities the option to terminate the agreement in the event of a change in control of NUI Utilities or NUI.

Employment Agreements. The company has created an incentive plan designed to retain key personnel through the date the company would be sold. The estimated liability for employee retention costs is approximately $3.8 million; however, no liability has been recorded as of June 30, 2004, since the payment of retention amounts is dependent upon the successful sale of the company.  These retention amounts would be payable at certain dates within the sixty day period following the closing date of the sale (pursuant to individual employment agreements), or on a date before the closing date if the employee is released from his/her employment by the company. In connection with the possible sale of the company, NUI has established a discretionary severance plan for non-bargaining employees. In addition, certain officers and directors have change in control agreements with NUI, which define the amount of severance that would be payable upon the occurrence of certain events as defined within the agreements.

Legal Matters.

Securities Litigation.  Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and two of its former presidents violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003, and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation. The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002; (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 12, 2003, and subsequently plaintiffs were granted leave to file a Second Amended Consolidated Class Action Complaint, which was filed on July 17, 2003. The Second Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company and two of its former presidents. Specifically, the Second Amended Complaint alleges that the defendants failed to disclose material facts and materially inflated the company's earnings by (i) allegedly making misleading statements concerning, and failing to properly record, bad debt costs, and (ii) recording revenues from a purportedly illegal "reterminating" billing practice allegedly engaged in by its former subsidiary. The Second Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. On October 14, 2003, defendants moved to dismiss the Second Amended Complaint under, inter alia, the Private Securities Litigation Reform Act.    The motion was heard on March 15, 2004. By decision and order dated April 23, 2004, the district court granted in part and denied in part defendants' motion to dismiss.  The district court dismissed the Section 10(b) claims against the individual defendants and dismissed all claims against the company concerning the alleged "reterminating" scheme. The district court denied the motion to dismiss with respect to certain allegations that the company made misleading misstatements concerning the accurate level of bad debt and earnings and denied the motion to dismiss the Section 20(a) claims against the individual defendants. Defendants filed an Answer to the Second Amended Complaint on May 10, 2004 denying any wrong doing and asserting affirmative defenses. Discovery has recently commenced. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

Joseph Pietrangelo, on behalf of himself and a class of persons similarly situated v. NUI Corporation, John Kean, John Kean Jr., Mark Abramovic, James R. Van Horn, Thomas W. Williams, Charles N. Garber, James J. Forese, Dr. Vera King Farris, J. Russell Hawkins, Bernard S. Lee, R. V. Whisnand, and John Winthrop.  On or about July 8, 2004, a complaint for breach of fiduciary duty under the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the District of New Jersey, in which Plaintiff alleges that the company and twelve current or former officers and/or directors breached alleged fiduciary duties owed to the employee participants of the NUI Corporation Savings and Investment Plan for Collective Bargaining Employees and the NUI Corporation Savings and Investment Plan for other company employees (collectively, the Plans).  Specifically, Plaintiff alleges that Defendants failed to disclose, and made false and misleading statements concerning, the true level of the company's bad debt, the true level of the company's earnings per share, the accurate status and contribution of the company's energy trading business and other allegedly material operating and accounting issues, all of which allegedly caused the company's stock to trade at artificially inflated prices.  As a result, Plaintiff alleges, Defendants breached various fiduciary duties allegedly owed to participants of the Plans under ERISA, and engaged in a prohibited transaction under Section 404 of ERISA, by purportedly: (i) selecting and maintaining a stock fund consisting of company shares (the NUI Stock Fund) as an investment alternative in the Plans when it allegedly was no longer suitable and prudent, (ii) encouraging employees to invest in the NUI Stock Fund, (iii) continuing to invest in, and failing to divest the Plans from, the NUI Stock Fund when it allegedly became an imprudent investment, (iv) abdicating a purported duty to review, evaluate and monitor the suitability of the Plans' investment in the NUI Stock Fund and (v) failing to provide accurate, material information to the Plans' participants concerning the NUI Stock Fund.  Plaintiff purports to bring a putative class action on behalf of all participants or beneficiaries of the Plans from November 11, 2001 through and including September 26, 2003.  The company has not yet been served formally with the complaint.  Although the company intends to vigorously defend the lawsuit, it is not possible at this time to determine a likely outcome.

Flint Energy Construction Co., Inc. v. Virginia Gas Pipeline Company.  Flint Energy Construction Co., Inc. sued Virginia Gas Pipeline Company (VGPC) on a contract claim for amounts billed to VGPC for work performed by Flint Energy as general contractor on the extension of VGPC's P-25 pipeline. VGPC is counter-suing Flint for breach of contract. The case has moved to the deposition phase and is expected to be brought to trial in September 2004. Flint originally billed VGPC $2.2 million, which represents the disputed amount.  At this time, the company is unable to determine the likely outcome.

Specific Cruise Systems, Inc. and Frigette, Inc. d/b/a SCS/Frigette, Inc. v. TIC Enterprises, LLC, Nortel Networks, Inc. and Sherry Hutto Walton.  Plaintiffs, Specific Cruise Systems, Inc. and Frigette, Inc. d/b/a SCS/Frigette, Inc., filed a Petition in Texas state court against TIC, one of TIC's former employees, Sherry Walton, and Nortel Networks, Inc. on November 5, 2002 for alleged damages relating to lost profits and replacement services arising out of their claims for breach of contract, fraudulent inducement, and breach of warranty, as well as for an offset/credit in connection with the sale by TIC of telephone equipment. TIC denies that it made such representations and is relying upon the contracts entered into between the parties.  TIC seeks payment for the balance due relating to the sale in the amount of $83,331.00.  If the provisions of the contract are not enforceable, the plaintiffs may be entitled to lost profits resulting from the alleged delay in the installation of the system and the alleged interference with their business resulting from defects in the system.  If the contract is deemed enforceable, a provision in the contract providing a limitation on liability may preclude recovery by plaintiff on certain issues. On July 2, 2004, plaintiffs filed an Amended Petition that adds a claim for conspiracy to fraudulently induce and seeks exemplary damages in connection with the fraud claim.  Also on July 2, 2004, plaintiffs filed Amended Responses to Defendant Nortel Network's Request for Disclosure that includes damage estimates ranging from approximately $2.12 million to $2.32 million (of which approximately $1.46 million to $1.66 million is for lost profits) plus exemplary damages.

A mediation was held in 2003 and settlement discussions ensued. On June 11, 2003, TIC filed a Motion to Compel Arbitration; no decision has been rendered on the motion. Discovery is continuing and pursuant to a Second Amended Order Setting Schedule signed on August 4, 2004, trial has been set for February 28, 2005.  At this time, the company is unable to determine the likelihood of an outcome.

James Greiff and TIC Enterprises, Inc. v. TIC Enterprises, LLC, NUI Capital Corp., NUI Sales and NUI Corporation.  This case, originally filed in Georgia State Court, then removed by defendants to the United States District Court for the Northern District of Georgia, was transferred on the defendants' motion to the District of Delaware.  The plaintiffs, James Greiff and TIC Enterprises, Inc. sued the company and three other company related entities, NUI Sales Management, Inc., NUI Capital Corp. and TIC, for breach of contract and fraud.  The plaintiffs alleged they were entitled to (i) $3 million arising from the defendants' alleged breach of contract; (ii) an amount to be proven at trial arising from the defendants' alleged breach of a 2001 Purchase Agreement; (iii) $22 million and punitive damages for the defendants' alleged fraud; and (iv) $3 million plus interest and punitive damages for the defendants' alleged fraudulent transfers.  The plaintiffs also alleged a tortious interference claim for $3 million.  On May 5, 2004, NUI received the plaintiffs' written acceptance of the company's settlement proposal, and the plaintiffs requested that NUI prepare the appropriate settlement documents for review. As a result, the company reduced the amount payable under a promissory note held by the plaintiffs from $3.0 million to $1.4 million on the September 30, 2003 Consolidated Balance Sheet, and recorded a gain of $1.6 million in other income on the Consolidated Statement of Income for fiscal 2003. The final Settlement Agreement was executed on June 4, 2004, general releases were exchanged and the company paid the plaintiffs $1.4 million to fully and finally settle all claims between the parties.  On June 15, 2004, the court ordered dismissal of the case pursuant to a Stipulation of Voluntary Dismissal With Prejudice filed by the parties.

United States Postal Service Investigation and Claims.  TIC entered into a contract with the United States Postal Service (USPS) relating to TIC's promotion of certain USPS products.  In January 2003, TIC filed with the USPS contracting officer a claim for "breakaway fees" that were provided for in the contract.  In the near future, TIC intends to file its remaining claims against USPS for unpaid commissions and accounts and lost profits.  The USPS Office of the Inspector General has been conducting an investigation of TIC, and it appears that the Inspector General's investigation relates to allegedly false claims submitted by TIC to USPS for the payment of commissions under the contract, which could result in civil and criminal liability for TIC.  TIC has been fully cooperating with the Inspector General's investigation and has provided documents, data, and technical assistance to the Inspector General.  Although the investigation has been opened for more than a year, the Inspector General has not produced any evidence showing any civil or criminal wrongdoing by TIC, and counsel for TIC has advised that no evidence of false claims by TIC has surfaced.  To date, USPS has only mentioned false claims for amounts totaling less than $800,000, plus fines and penalties, but TIC has since shown USPS that such false claims have no merit. At this time, the company is unable to determine the likely outcome.

Other.

Investigations of NUI Energy Brokers.  On November 19, 2003, the company announced that in connection with the focused audit of NUI Corporation, NUI Utilities, and Elizabethtown Gas initiated by the NJBPU, certain questionable transactions within NUI Energy Brokers were identified. In connection with this matter, since November 2003, the company, NUI Energy Brokers and Elizabethtown Gas Company have been the subjects of subpoenas issued by the New Jersey State Grand Jury.  The Grand Jury was seeking diverse operational, structural, financial and personnel records relative to such entities together with documentation relating to the purchase and sale of gas on behalf of either NUI Energy Brokers or Elizabethtown Gas for the period of October 1, 1998 through the end of 2003.  Documents in the latter category were also requested by the NJBPU.

On June 30, 2004, NUI Energy Brokers entered into a plea agreement (the Plea Agreement) with the New Jersey Attorney General's Office (NJAG) relating to these questionable transactions at NUI Energy Brokers. Pursuant to the Plea Agreement, NUI Energy Brokers will pay a $500,000 fine, of which $200,000 has been paid as of June 30, 2004, and the remaining amount is expected to be paid in the first quarter of fiscal 2005.  On June 30, 2004, the company entered into a letter agreement with the NJAG pursuant to which the company has agreed to develop, fund and operate certain community service programs.  This concludes the investigation by the NJAG of NUI and its subsidiaries with respect to these matters.

In November 2003, the SEC advised the company that it is conducting an informal inquiry with respect to the investigation of NUI Energy Brokers by the NJAG. On March 1, 2004, the SEC requested the company to voluntarily produce certain documents in furtherance of its informal inquiry. NUI is fully cooperating with the SEC. At this point, the company cannot predict whether or not the SEC will initiate a formal investigation into this matter.

The company is involved in various other claims and litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the company's results of operations or its financial condition.

13. New Accounting Standards

In June 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, "Issues Involved in Accounting for Contracts Under Issue 98-10" (EITF 02-03). The purpose of EITF 02-03 is to address certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged (i.e., whether there is any profit at inception), and (c) additional disclosure requirements for energy trading activities. On October 25, 2002, the EITF reached a consensus on EITF 02-03 that changes the accounting for certain energy contracts. The provisions of EITF 02-03 became effective at certain times, and the provisions that were adopted during fiscal 2003 are as follows:

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

The following table provides information concerning the major segments of the company for the three and nine-month periods ended June 30, 2004 and 2003. The company's management evaluates its segment profit and loss on the basis of pre-tax income (losses) from continuing operations. Revenues include intersegment sales to affiliated entities, which are eliminated in consolidation. All of the company's operations are in the United States and therefore do not need separate disclosure by geographic region. Certain reclassifications have been made to prior year segment data to conform with the current year's presentation.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Revenues:

Distribution Services	$95,284	$127,770	$497,369	$526,212
Energy Asset Management	2,519	3,245	8,211	24,671
Retail and Business Services	2,377	5,423	7,123	9,809
Intersegment Revenues	(1,236)	(1,145)	(3,900)	(3,853)
Total Revenues	$98,944	$135,293	$508,803	$556,839

Operating Margins:
Distribution Services	$38,612	$37,245	$160,127	$154,666
Energy Asset Management	2,220	2,871	7,014	23,438
Retail and Business Services	1,199	4,280	3,525	6,332
Intersegment Operating Margins	(316)	(493)	(1,153)	(1,360)
Total Operating Margins	$41,715	$43,903	$169,513	$183,076

Pre-Tax Operating Income (Loss):
Distribution Services	$3,627	$2,749	$49,241	$49,502
Energy Asset Management	(743)	(612)	(4,552)	13,405
Retail and Business Services	(86)	(1,607)	(48)	(6,971)
Total Pre-Tax Operating Income	$2,798	$ 530	$44,641	$55,936

Pre-Tax Income (Loss) from Continuing Operations:
Distribution Services	$(1,488)	$ (947)	$34,753	$39,933
Energy Asset Management	(1,254)	(778)	(6,016)	12,415
Retail and Business Services	(122)	(1,863)	(171)	(7,741)
Total Pre-Tax Income (Loss) from Continuing Operations	$(2,864)	$(3,588)	$28,566	$44,607

A reconciliation of the company's segment pre-tax operating income and income (loss) from continuing operations, to amounts reported on the consolidated financial statements, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Segment Pre-Tax Operating Income	$2,798	$ 530	$44,641	$55,936
Non-segment pre-tax operating loss	(8,901)	(436)	(28,950)	(2,502)
Pre-tax Operating Income	$(6,103)	$ 94	$15,691	$53,434

Segment Pre-Tax Income (Loss) from Continuing Operations	$(2,864)	$(3,588)	$28,566	$44,607
Non-segment pre-tax loss from continuing operations	(13,080)	(2,097)	(49,430)	(6,523)
Pre-Tax Income (Loss) from Continuing Operations	$(15,944)	$(5,685)	$(20,864)	$38,084

The increase in non-segment pre-tax operating loss for the three and nine months ended June 30, 2004, as compared to the same periods in fiscal 2003, is primarily due to increased corporate expenses for outside professional services (approximately $2.2 million and $12.4 million, for the three and nine-month periods, respectively), bank fees (approximately $5.3 million and $12.2 million, for the three and nine-month periods, respectively), and restructuring and other severance charges (approximately $2.5 million for the nine-month period), which costs have not been allocated to the company's various business units. The increase in non-segment pre-tax loss from continuing operations for the three and nine months ended June 30, 2004, as compared to the same period in fiscal 2003, is primarily due to these same factors, plus increased interest expense (approximately $2.5 million and $6.5 million, for the three and nine-month periods, respectively) and, in the nine-month period, a pre-tax loss of approximately $9.9 million recorded for the early retirement of debt (see Note 10).

15.    Recent Developments

On July 15, 2004, NUI announced that it had entered into the Merger Agreement with AGL, which provides for AGL to acquire all of the outstanding shares of common stock of NUI for $13.70 per share in cash, or $220 million in the aggregate based on approximately 16 million shares of outstanding NUI common stock. The Boards of Directors of both companies have unanimously approved the Merger Agreement. The merger is subject to the approval of NUI shareholders, regulatory agencies in the states of New Jersey, Maryland and Virginia and the SEC, the expiration of the Hart-Scott-Rodino (Federal Trade Commission) waiting period, and various other closing conditions.  In addition, the Merger Agreement grants financing-related termination rights, including AGL's right to terminate the Merger Agreement upon the acceleration of the company's or NUI Utilities' existing indebtedness or in the event of payment defaults under such indebtedness, or if, by September 30, 2004, the company fails to obtain $95 million in senior credit facilities (referred to below), extend and amend NUI's and NUI Utilities' existing $405 million credit facilities or finance NUI Utilities' $50 million medium term notes.  The conditions to AGL's obligations to complete the merger generally include, among others, that neither NUI nor any of its subsidiaries have been indicted or criminally charged for a felony criminal offense relating to certain specified matters; that, subject to certain qualifications, neither NUI nor any of its subsidiaries are the subject of an active investigation by a governmental entity relating to the matters that are the subject of the NJBPU settlement order; and that the final approvals from the applicable regulatory bodies include certain agreed upon terms, except to the extent that the failure to include any such agreed upon terms, or the inclusion of other terms, would not reasonably be expected to have a material adverse effect, individually or in the aggregate, on any of NUI, NUI Utilities or AGL, after taking into account any of the agreed upon terms that are actually included in the final approvals.  In accordance with the Merger Agreement, the Merger Agreement is terminable if the merger has not been completed on or prior to April 13, 2005, subject to an automatic 90-day extension for obtaining the required regulatory approvals. Upon closing, which is currently anticipated in the December 2004 to March 2005 timeframe, NUI will become a wholly-owned subsidiary of AGL.

On July 14, 2004, NUI and NUI Utilities received a commitment from a lender for an aggregate of $95 million in senior credit facilities (the Bridge Facilities). This commitment is comprised of a $75 million senior secured credit facility to be made available to NUI Utilities and secured by NUI Utilities' (i) accounts receivable, (ii) contracts and (iii) cash proceeds of the foregoing, and a $20 million senior unsecured credit facility to be made available to NUI. The NUI Utilities facility would mature on May 15, 2005, and the NUI facility would mature on November 21, 2005. The Bridge Facilities are intended to provide NUI and NUI Utilities with additional liquidity through fiscal 2005 and can be utilized to purchase gas for the upcoming winter heating season and for working capital and general corporate purposes. The loan commitment is subject to various conditions, including the extension of the existing credit facilities of NUI and NUI Utilities to November 21, 2005, the amendment of certain terms of such facilities to allow the new financing and the draw down by NUI Utilities of its $50 million delayed draw term loan to repay its $50 million medium term notes. Approval from the NJBPU and from the lenders under NUI's and NUI Utilities' existing credit facilities will be required to consummate the proposed financing.

On June 30, 2004, NUI Energy Brokers entered into a plea agreement (the Plea Agreement) with the NJAG relating to certain questionable transactions at NUI Energy Brokers. Pursuant to the Plea Agreement, NUI Energy Brokers will pay a $500,000 fine, of which $200,000 has been paid as of June 30, 2004, and the remaining amount is expected to be paid in the first quarter of fiscal 2005.  On June 30, 2004, the company entered into a letter agreement with the NJAG pursuant to which the company has agreed to develop, fund and operate certain community service programs.  This concludes the investigation by the NJAG of NUI and its subsidiaries with respect to these matters.

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

-       the pending sale of the company to AGL Resources Inc. (AGL);

-       the settlement agreement with the New Jersey Board of Public Utilities (NJBPU) and other regulatory orders issued by the NJBPU;

-       the investigations of transactions at NUI Energy Brokers and the settlement agreements with the New Jersey Attorney General's Office (NJAG);

-       new credit facilities at NUI and NUI Utilities;

-       the gas supply contract with Cinergy Marketing and Trading, LP (Cinergy);

-       changes in the Boards of Directors of NUI and NUI Utilities and changes in management; and

-       the sale of NUI Telecom.

The Pending Sale of the Company to AGL

On September 26, 2003, the company announced that its Board of Directors had decided to pursue the sale of the company and the company engaged two investment banks to serve as financial advisors to the company during the sales process.  The Board of Directors established a Special Committee to assess the company's options and concluded that pursuing a sale of the company was in the best interests of the company's stakeholders.  The decision was made as a result of a number of factors, including the negative impact on the company arising from multiple downgrades of the company's credit ratings during fiscal 2003 and adverse business conditions in general.

On July 15, 2004, NUI announced that it had entered into an Agreement and Plan of Merger (Merger Agreement) with AGL, which provides for AGL to acquire all of the outstanding shares of common stock of NUI for $13.70 per share in cash, or $220 million in the aggregate based on approximately 16 million shares of outstanding NUI common stock.  The Boards of Directors of both companies have unanimously approved the Merger Agreement. The merger is subject to the approval of NUI shareholders, regulatory agencies in the states of New Jersey, Maryland and Virginia and the Securities and Exchange Commission (SEC), the expiration of the Hart-Scott-Rodino (Federal Trade Commission) waiting period, and various other closing conditions.  In addition, the Merger Agreement grants financing-related termination rights, including AGL's right to terminate the Merger Agreement upon the acceleration of the company's or NUI Utilities' existing indebtedness or in the event of payment defaults under such indebtedness, or if, by September 30, 2004, the company fails to obtain $95 million in senior credit facilities (referred to below), extend and amend NUI's and NUI Utilities' existing $405 million credit facilities or finance NUI Utilities' $50 million medium term notes.  The conditions to AGL's obligations to complete the merger generally include, among others, that neither NUI nor any of its subsidiaries have been indicted or criminally charged for a felony criminal offense relating to certain specified matters; that, subject to certain qualifications, neither NUI nor any of its subsidiaries are the subject of an active investigation by a governmental entity relating to the matters that are the subject of the NJBPU settlement order; and that the final approvals from the applicable regulatory bodies include certain agreed upon terms, except to the extent that the failure to include any such agreed upon terms, or the inclusion of other terms, would not reasonably be expected to have a material adverse effect, individually or in the aggregate, on any of NUI, NUI Utilities or AGL, after taking into account any of the agreed upon terms that are actually included in the final approvals.  In accordance with the Merger Agreement, the Merger Agreement is terminable if the merger has not been completed on or prior to April 13, 2005, subject to an automatic 90-day extension for obtaining the required regulatory approvals. Upon closing, which is currently anticipated in the December 2004 to March 2005 timeframe, NUI will become a wholly-owned subsidiary of AGL.

In addition, in July 2004 NUI and NUI Utilities received a commitment from a lender for an aggregate of $95 million in senior credit facilities intended to provide NUI and NUI Utilities with additional liquidity through the close of the sale of the company (see Liquidity and Capital Resources). If the proposed new financing is not completed by September 30, 2004, AGL has the right to terminate the Merger Agreement.

For a discussion of factors that could prevent or delay the sale of the company, see Item 1. Business-Risk Factors-The sale of NUI may not be consummated, as discussed in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Settlement Agreement with the NJBPU

On April 14, 2004, the company announced that NUI, NUI Utilities and Elizabethtown Gas Company (Elizabethtown Gas) had entered into a settlement agreement with the NJBPU on all issues related to the focused audit performed by Liberty Consulting Group on behalf of the NJBPU, and on April 26, 2004, the NJBPU issued a Final Order accepting and adopting that settlement agreement. Pursuant to the settlement agreement, NUI Utilities agreed to refund $28 million plus interest to Elizabethtown Gas ratepayers and to pay a $2 million penalty to the State of New Jersey over five years. The $28 million will be credited to ratepayers as follows:  $7 million in NUI's fiscal year 2004, $6 million in NUI's fiscal year 2005 and $5 million in each of NUI's fiscal years 2006, 2007 and 2008. The $2 million penalty shall be paid in $400,000 annual installments in each of NUI's fiscal years 2004 through 2008.  On July 8, 2004, the NJBPU approved the company's request to refund the first installment of $7 million plus accrued interest as bill credits to customers in September 2004.  The company has the option to make a balloon payment of all outstanding amounts due under the terms of the settlement agreement at any time. In addition, upon the close of a sale of the company, any outstanding balance is required to be paid in full by the company within a period to be determined by the NJBPU. The refund and penalty increased the company's net after-tax loss for fiscal year 2003 by approximately $18.6 million, or $1.16 per share.

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

-       The company agrees to maintain a separate cash management system for NUI Utilities and is prohibited from commingling cash of Elizabethtown Gas or of NUI Utilities with the cash of NUI or of non-utility affiliates of NUI;

-       The company shall provide the NJBPU with various financial statements of NUI Utilities and Elizabethtown Gas;

-       The pre-approval by the NJBPU is required for various intercompany arrangements and for certain financing arrangements and certain other transactions that could impact the assets or operations of Elizabethtown Gas or NUI Utilities;

-       NUI Utilities shall have different management and a separate Board of Directors from NUI responsible for utility operations, although NUI and NUI Utilities may have up to three common directors; and

-       The company agrees to settle all receivables and payables for allowed intercompany transactions on a monthly basis in accordance with a matrix developed by the company and the NJBPU.

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

Other Regulatory Orders

On September 16, 2003, the NJBPU, in connection with its approval of a provisional increase in Elizabethtown Gas' Basic Gas Supply Service (BGSS) rate, ordered NUI to provide (1) written assurances that the approved revenues would be used solely for Elizabethtown Gas and (2) an acceptable plan whereby NUI and any other subsidiaries would repay Elizabethtown Gas for any money owed to it. In addition, NUI and NUI Utilities were ordered to continue to cooperate with the focused audit, participate in weekly meetings to review their financial integrity and comply with existing NJBPU Orders, and NUI Utilities was ordered to refrain from issuing any special dividends (i.e., extraordinary dividends not in accordance with the historical practices of the Board of Directors of NUI Utilities) without the prior approval of the NJBPU. After the September 26, 2003 announcement by NUI of its intention to sell the company, the NJBPU issued an Order dated October 30, 2003, ordering NUI to: (1) provide information to the NJBPU concerning its compensation packages; (2) provide assurances that Elizabethtown Gas' immediate and short-term liquidity needs would be met; (3) provide the NJBPU with all information necessary to assess the sufficiency of funding of NUI's pension and other post-retirement plans; and (4) present a detailed plan and schedule for preparing the company for sale, for operating during the sale process and for conducting sale activities in order to assure the NJBPU that the process of selling NUI would be transparent, independent, and timely. In addition, the NJBPU ordered NUI to protect the utility employees of Elizabethtown Gas during the sale process, inform the NJBPU of the progress of the 2003 fiscal year-end audit of the company's financial statements being conducted by PricewaterhouseCoopers LLP (PwC) and amend its consulting agreement with FTI Consultants. In October 2003, the company had employed FTI Consultants to manage its financial operations and develop new liquidity forecasts.

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

Investigations of Transactions at NUI Energy Brokers and Settlement Agreements with the NJAG

Regarding the focused audit described above, Liberty identified certain questionable transactions involving NUI Energy Brokers. The Audit Committee of the Board of Directors retained independent counsel to conduct an investigation of transactions involving NUI Energy Brokers. A report of the independent counsel's investigation was provided to the company's Audit Committee on April 13, 2004.

In connection with this matter, since November 2003, the company, NUI Energy Brokers and Elizabethtown Gas have been the subjects of subpoenas issued by the New Jersey State Grand Jury.  On June 30, 2004, NUI Energy Brokers entered into a plea agreement (the Plea Agreement) with the NJAG relating to certain questionable transactions at NUI Energy Brokers. Pursuant to the Plea Agreement, NUI Energy Brokers will pay a $500,000 fine, of which $200,000 has been paid as of June 30, 2004, and the remaining amount is expected to be paid in the first quarter of fiscal 2005.  On June 30, 2004, the company entered into a letter agreement with the NJAG pursuant to which the company has agreed to develop, fund and operate certain community service programs.  This concludes the investigation by the NJAG of NUI and its subsidiaries relating to these matters.

In addition, the SEC has commenced an informal inquiry relating to NUI Energy Brokers. NUI is fully cooperating with the SEC investigation.

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

Pursuant to these waivers, the deadline for the delivery of NUI's annual report and financial statements for its fiscal quarter ended December 31, 2003 was extended until March 1, 2004. On March 12, 2004, NUI and NUI Utilities received a further waiver of such defaults from the lenders and such lenders otherwise deferred their rights to exercise remedies in respect thereof.  NUI and NUI Utilities subsequently entered into amendments on May 10, 2004, to their respective credit agreements. For a description of NUI's and NUI Utilities' credit agreements, including the May 10, 2004 amendments and other debt instruments and defaults thereunder, see Liquidity and Capital Resources.

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

In October 2003, NUI announced the appointment of Dan Scouler as Chief Financial Officer on an interim basis.  Mr. Scouler replaced Mr. Abramovic as Chief Financial Officer upon Mr. Abramovic's appointment in September 2003 as President of NUI. Mr. Scouler is the managing member of Scouler Andrews International, LLC and was previously a Senior Managing Director of FTI Consultants, which the company had employed in October 2003 to manage its financial operations and develop new liquidity forecasts.  In June 2004, Steven D. Overly was appointed Chief Financial Officer, replacing Mr. Scouler. In addition to holding the title of Chief Financial Officer, Mr. Overly maintains his other positions in the organization.

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

The Sale of NUI Telecom

On December 12, 2003, the company completed the sale of NUI Telecom for approximately $2 million.

Forward-Looking Statements

Certain statements contained in this quarterly report are "forward-looking statements" within the meaning of federal securities laws. The company intends that these statements be covered by the safe harbors created under those laws.  These statements include, but are not limited to:

-       statements as to NUI's ability to satisfy the conditions in the Merger Agreement;

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

-       statements as to the ability of NUI and NUI Utilities to satisfy the conditions precedent to obtaining the Bridge Facilities;

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

-       statements as to the sales process for the company, including with respect to the time frame for obtaining the necessary consents and approvals and closing the transaction;

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

These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from anticipated results and outcomes include, but are not limited to:

-       the ability of the company to obtain necessary waivers and/or amendments from its lenders;

-       the ability of the company to obtain additional financing for the winter heating season;

-       the ability of the company to maintain its exemption from regulation under the SEC Public Utility Holding Company Act of 1935;

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

Overview

The company is an energy company that primarily operates natural gas utilities and businesses involved in natural gas storage and pipeline activities. Its local utility operations are carried out by NUI Utilities and its operating divisions, as well as through a subsidiary of Virginia Gas Company (VGC) and serve approximately 371,000 customers in four states along the eastern seaboard of the United States. NUI Utilities is comprised of Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). VGC is also engaged in other activities, such as pipeline operation and natural gas storage. The company's non-regulated businesses are carried out by NUI Capital and its subsidiaries. As of April 1, 2004, the company's only remaining non-regulated subsidiary with substantial operations is Utility Business Services, Inc. (UBS), a billing and customer information systems and services subsidiary. The company's other non-regulated subsidiaries have either been sold or are being discontinued. These subsidiaries include NUI Environmental, Inc. (NUI Environmental), an environmental project development subsidiary sold in September 2003; NUI Telecom, Inc. (NUI Telecom), a telecommunications subsidiary sold in December 2003; NUI Energy, Inc. (NUI Energy), an energy retailer which is being wound down; NUI Energy Brokers, Inc. (NUI Energy Brokers), a wholesale energy trading and portfolio management subsidiary which is being wound down; OAS Group, Inc. (OAS), the company's digital mapping operation which is being wound down; and TIC Enterprises, LLC (TIC), a sales outsourcing subsidiary which is being wound down. In addition, through NUI Saltville Storage, Inc. (NUISS), the company is a fifty-percent member of Saltville Gas Storage Company, LLC (SSLLC), a joint venture with a subsidiary of Duke Energy that is developing a natural gas storage facility in Saltville, Virginia.

The company's growth strategy has not produced the results the company had anticipated and, as a result, the company experienced significant losses and write-offs in its non-utility businesses during fiscal years 2001, 2002 and 2003.

During fiscal 2003, the company considered several alternate financing plans aimed at restoring the creditworthiness of the company, but none of these plans were deemed viable. The company also sold or announced its intention to sell most of its non-core businesses in an attempt to raise capital and reduce losses. Finally, on September 26, 2003, the company's Board of Directors announced it was pursuing the sale of the company.  For further information on the pending sale of the company to AGL, see Recent Developments.

On November 24, 2003, NUI and NUI Utilities obtained a $405 million 364-day credit facility financing package.  In addition, in July 2004, NUI and NUI Utilities received a commitment from a lender for an aggregate of $95 million in senior credit facilities intended to provide NUI and NUI Utilities with additional liquidity through the close of the sale of the company. See Liquidity and Capital Resources for a further discussion of the use of these proceeds and the terms of the credit agreements.

As described below in Liquidity and Capital Resources and in Note 2 of the Notes to the Consolidated Financial Statements, NUI and NUI Utilities are likely to have additional liquidity needs beginning in the 2004-2005 winter season, as a result of, among other things, the prepayment requirements of NUI Utilities' gas supply, delivery and storage requirements and the NJBPU Settlement. In addition, NUI and NUI Utilities will be required to refinance or extend their respective existing bank indebtedness in November 2004. Even if NUI and NUI Utilities are able to extend their respective existing bank indebtedness in November 2004, NUI and NUI Utilities would still have to refinance their respective existing bank indebtedness in November 2005.  In the event the merger with AGL is not consummated, the company may be unable to meet its maturing debt obligations, and may be forced to seek strategic alternatives, which may include a reorganization and/or bankruptcy filing.

Results of Operations

Consolidated Review of Results of Operations

The following discussion is intended to provide an overview of consolidated results for the three and nine-month periods ended June 30, 2004 and 2003. Following this discussion is a more detailed overview of the results for NUI's three business segments.

NUI recorded a $12.3 million reduction in net loss for the third quarter of fiscal 2004, as compared to the third quarter of last year.  The company's net loss for the third quarter ended June 30, 2004, was $12.8 million, or $0.80 per share, compared to a net loss of $25.1 million, or $1.57 per share, for the third quarter last year.

The net loss from continuing operations was $11.6 million, or $0.72 per share, compared to a net loss of $3.7 million, $0.23 per share, in the third quarter of fiscal 2003.  The $7.9 million increased loss from continuing operations was primarily the result of (1) reduced operating margins of approximately $2.2 million, primarily due to exiting the retail energy marketing and wholesale energy trading businesses; (2) increased operating expenses of approximately $4.0 million for the reasons described below; and (3) increased net interest expense of approximately $5.3 million, which resulted from both higher weighted average indebtedness and increased interest rates during the third quarter of fiscal 2004.  The $4.0 million increase in operating expenses was due primarily to higher operation and maintenance expense of $1.3 million; higher restructuring costs of $0.6 million; higher depreciation and amortization of $1.3 million; and higher general taxes of $0.8 million.  The decrease in income from continuing operations was partially offset by higher other income of $1.0 million and a reduction in income taxes of $2.4 million as compared to the same period last year.

Net loss from discontinued operations decreased by approximately $20.2 million to $1.2 million, or $0.08 per share, in the third quarter of fiscal 2004, compared to a net loss of $21.4 million, or $1.34 per share, in the third quarter of fiscal 2003. The fiscal 2003 quarterly results included the $20.3 million impairment charge related to the company's decision to seek a buyer for its NUI Telecom unit in June 2003. The pre-tax income from discontinued operations of $0.5 million for the three months ended June 30, 2004 resulted from revised estimated reserves for legal claims filed against TIC.  Income tax expense for the same period reflects the reversal of deferred tax benefits for TIC, which are not expected to be realized.

For the nine months ended June 30, 2004, NUI recorded a net loss of $17.1 million, or $1.07 per share, compared to a net loss of $5.8 million, or $0.36 per share for the nine months ended June 30, 2003.  The fiscal 2003 third quarter loss includes a $5.9 million after-tax charge for the effect of a change in accounting.  The net loss from continuing operations was $14.8 million, or $0.93 per share, for the nine months ended June 30, 2004, compared to net income of $22.1 million, $1.38 per share, in the same period of fiscal 2003.

The $36.9 million reduction in income from continuing operations was primarily the result of (1) reduced operating margins of approximately $13.6 million, primarily due to the winding down of the company's wholesale energy trading subsidiary; (2) increased operation and maintenance expense of $19.2 million for the reasons described below; (3) restructuring charges of approximately $2.7 million related to employee severance costs; (4) a prepayment penalty of approximately $9.9 million for the early extinguishment of debt; and (5) increased net interest charges of approximately $13.8 million, which resulted from both higher weighted average indebtedness and increased interest rates during the nine month period of fiscal 2004.  A reduction in income tax expense of $22.0 million partially offset the increase in the year-to-date loss as compared to last year.

The $19.2 million increase in operation and maintenance expense in the nine-month period was due primarily to (1) increased legal and professional fees of $13.7 million related to the Focused Audit conducted by the New Jersey Board of Public Utilities (which has concluded), the cost of an internal investigation into the company's wholesale energy trading subsidiary, and costs associated with finding a buyer for the company and (2) bank fees of approximately $11.2 million.  These increases were partially offset by reduced bad debt expense of approximately $6.0 million, mainly as a result of winding down the company's retail energy marketing business during fiscal 2003.

Net loss from discontinued operations decreased by approximately $19.7 million during the current nine-month period to $2.3 million, or $0.14 per share, as compared to the $22.0 million net loss, or $1.38 per share, for same period of fiscal 2003.  As discussed above, the NUI Telecom impairment charge in June 2003 was the major factor for the change in comparative loss from discontinued operations, as well as the costs of winding down the operations of TIC.

Business Segment Review of Results of Operations

The following is a discussion of the company's business segment results of operations and is presented based on Income from Continuing Operations before Taxes. Included in operations and maintenance expenses for each of NUI's business segments are allocations of corporate costs related to shared service functions such as human resources, legal, accounting and information technology, which are allocated based on the company's cost allocation policy. In addition, the company has corporate operations that incurred operating expenses of $8.9 million and $0.4 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $29.0 million and $2.5 million for the nine-month periods ended June 30, 2004 and 2003, respectively. The increases during the fiscal 2004 periods are primarily due to increased corporate expenses for outside professional services (approximately $2.2 million and $12.4 million, for the three and nine-month periods, respectively), bank fees (approximately $5.3 million and $12.2 million, for the three and nine-month periods, respectively), and restructuring and other severance charges (approximately $2.5 million for the nine-month period).  These costs are not allocated to our business segment results.

Distribution Services Segment

The company's Distribution Services segment distributes natural gas in three states through the company's regulated natural gas utility operations.  These operations are Elizabethtown Gas Company (New Jersey), City Gas Company of Florida, and Elkton Gas (Maryland). This segment also includes the company's OAS subsidiary, its appliance leasing, repair, maintenance and service businesses, as well as off-system sales. The company sold its Valley Cities Gas and Waverly Gas natural gas utilities in November 2002 (see Note 4 of the Notes to the Consolidated Financial Statements) and reflects the results for these operations in Discontinued Operations in the Consolidated Financial Statements for the nine-month period ended June 30, 2003. The Income from Continuing Operations before Taxes for the segment is as follows:

(Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Operating Revenues	$94,933	$127,480	$496,500	$525,343
Purchased Gas and Fuel	50,998	85,624	316,031	352,255
Cost of sales and services	2,765	2,382	8,642	7,775
Energy Taxes	2,558	2,426	11,972	11,209
Operating Margins	38,612	37,048	159,855	154,104
Operating Expenses:
Operations & Maintenance Expense	25,202	26,766	80,991	77,867
Depreciation & Amortization	8,262	7,155	24,139	22,881
Taxes Other than Income	1,521	378	5,484	3,854
Total Operating Expenses	34,985	34,299	110,614	104,602
Pre-Tax Operating Income	3,627	2,749	49,241	49,502
Other Income & (Expense)	984	82	1,822	399
Net Interest Charges	6,099	3,778	16,310	9,968
Pre-Tax Income from Continuing Operations	$(1,488)	$ (947)	$34,753	$39,933

Operating Revenues.  Operating revenues include amounts billed for the cost of purchased gas pursuant to purchased gas adjustment clauses (BGSS in New Jersey and PGA in Florida and Maryland) utilized by the company's utility operations.  Such clauses enable the company to pass through to its utility customers, via periodic adjustments to customers' bills, changes in costs incurred by the company for purchased gas without affecting operating margins. These purchased gas adjustments are authorized by regulatory authorities in the states in which the company operates. Since the company's utility operations do not earn a profit on the sale of the gas commodity, the company's level of regulated operating revenues is not necessarily indicative of financial performance. Similarly, the Societal Benefits Charge (SBC) is a clause which enables Elizabethtown Gas to pass through to its customers the costs of certain NJBPU-mandated programs and environmental remediation programs.

Distribution Services operating revenues decreased by $32.6 million, or 26 percent, to $94.9 million during the three months ended June 30, 2004, as compared to $127.5 million in the same period in fiscal 2003. The decrease in operating revenues was primarily attributable to reduced off-system sales (approximately $27.6 million) and warmer New Jersey weather (approximately $9.0 million).  These decreases were partially offset by an increase in Elizabethtown Gas' SBC revenues (approximately $2.1 million) and a base rate increase in Florida (approximately $1.9 million). (See Regulatory Matters for a further discussion of rate increases.)

Distribution Services operating revenues decreased by $28.8 million, or 5 percent, to $496.5 million during the nine months ended June 30, 2004, as compared to $525.3 million in the same period in fiscal 2003. The decrease in operating revenues was primarily attributable to reduced off-system sales (approximately $67.5 million) and warmer New Jersey weather (approximately $36.1 million). These decreases were partially offset by an increase in gas cost recovery and SBC charges to customers in New Jersey (approximately $51.9 million). Base rate increases and growth in New Jersey (approximately $16.1 million) and Florida (approximately $5.0 million) also offset the decrease in operating revenues.

Operating Margins. Operating margins increased by $1.6 million, or 4 percent, to $38.6 million for the three months ended June 30, 2004, as compared to $37.0 million in the same period in fiscal 2003. Of the factors previously discussed in operating revenues, the operating margin impact of the City Gas base rate increase contributed approximately $1.9 million.  The company has a weather normalization clause in its New Jersey tariff, which is designed to help stabilize the company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal. As a result of the weather normalization clause, operating margins were approximately $0.8 million higher in the fiscal 2004 quarter and $1.2 million lower in the fiscal 2003 quarter than they otherwise would have been without the clause. Operating margins for the appliance services businesses decreased approximately $0.5 million for the current three-month period as a result of increased costs of providing services.

Operating margins increased by $5.8 million, or 4 percent, to $159.9 million for the nine months ended June 30, 2004, as compared to $154.1 million in the same period in fiscal 2003. Of the factors previously discussed in operating revenues, the primary drivers were the base rate increases (approximately $6.6 million) and customer growth (approximately $2.0 million).  These increases were partially offset by reduced off-system gas sales (approximately $0.9 million) and warmer New Jersey weather (approximately $0.8 million).  As a result of the weather normalization clause, operating margins were approximately $1.3 million and $6.1 million lower in the fiscal 2004 and 2003 periods, respectively, than they otherwise would have been without the clause. Operating margins for the appliance services businesses decreased approximately $1.2 million for the current nine-month period as a result of increased costs of providing services.

The company does not anticipate any significant change in the economic outlook for natural gas sales in this segment for the remainder of fiscal 2004.

Operating Expenses. Operations and maintenance expense decreased by $1.6 million, or 6 percent, to $25.2 million for the three months ended June 30, 2004, as compared with $26.8 million in the same period in fiscal 2003, primarily due to a reduction in bad debt expense (approximately $1.6 million).

Operations and maintenance expense increased by $3.1 million, or 4 percent, to $81.0 million for the nine months ended June 30, 2004, as compared with $77.9 million in the same period in fiscal 2003. This was mainly due to increases in legal and professional fees (approximately $2.1 million) and insurance costs for general liability (approximately $2.7 million), partially offset by a reduction in bad debt expense (approximately $1.7 million).

The $1.1 million, or 15%, increase in depreciation and amortization expense to $8.3 million for the quarter ended June 30, 2004, as compared to $7.2 million for the same period in 2003, reflects an adjustment to depreciation expense in the third quarter of 2003 due to a change in estimates.

Taxes, other than income taxes, increased to $1.5 million for the three months ended June 30, 2004, as compared to $0.4 million in the same period in fiscal 2003, as a result of a revision to a regulatory assessment in the third quarter of 2003.

Other Income and Expense. Other income increased by approximately $0.9 million and approximately $1.4 million for the three- and nine-month periods ended June 30, 2004, respectively, as compared to the same periods in fiscal 2003. The increase in both periods was primarily due to additional interest income earned on cash held as overnight investments during the current fiscal period.

Net Interest Charges.  Net interest charges increased by approximately $2.3 million, or 61 percent, to $6.1 million for the three months ended June 30, 2004 from $3.8 million in the same period in fiscal 2003.  Net interest charges increased by approximately $6.3 million, or 64 percent, to $16.3 million for the nine months ended June 30, 2004 from $10.0 million in the same period in fiscal 2003. The increase during both periods is primarily a result of higher weighted average indebtedness and increased interest rates of NUI Utilities during the current three-month period (see additional discussion under Liquidity and Capital Resources- Sources of Liquidity- Short-term Debt).

The company expects the higher amount of weighted average indebtedness and interest rates to continue for the remainder of fiscal 2004. See Liquidity and Capital Resources for further discussion.

Energy Asset Management Segment

The Energy Asset Management segment includes the operations of NUI Energy Brokers, and the distribution, storage and pipeline operations of VGC. This segment also includes the company's 50 percent share of equity income and losses of SSLLC. The Income from Continuing Operations before Taxes for the segment is as follows:

(Dollars in thousands)	Three Months Ended June 30, 2004
Three Months  Ended  June 30, 2003
			Nine Months Ended June 30, 2004
Nine Months  Ended   June 30, 2003

Operating Revenues	$2,519	$3,234	$7,756	$24,119
Purchased Gas and Fuel	299	363	742	681
Operating Margins	2,220	2,871	7,014	23,438
Operating Expenses:
Operations & Maintenance Expense	2,289	2,998	9,366	7,994
Depreciation & Amortization	511	268	1,538	1,429
Taxes Other than Income	163	217	662	610
Total Operating Expenses	2,963	3,483	11,566	10,033
Pre-Tax Operating Income (Loss)	(743)	(612)	(4,552)	13,405
Other Income & (Expense)	432	121	1,462	356
Net Interest Charges	943	287	2,926	1,346
Pre-Tax Income (Loss) from Continuing Operations	$(1,254)	$(778)	$(6,016)	$12,415

Operating Revenues. Energy Asset Management operating revenues decreased approximately $0.7 million, or 22 percent, to $2.5 million for the three months ended June 30, 2004, as compared to $3.2 million in the same period in fiscal 2003. The decrease was primarily due to reduced operating revenues of approximately $0.5 million by NUI Energy Brokers as the company began to wind down its trading operations following the investigation of the certain transactions during earlier years. The operating revenues of VGC were down approximately $0.2 million primarily as a result of reduced storage revenues due to fewer contracts during the current fiscal period.

Operating revenues decreased approximately $16.4 million, or 68 percent, to $7.7 million for the nine months ended June 30, 2004, as compared to $24.1 million in the same period in fiscal 2003. The decrease was due to approximately $15.8 million of reduced operating margins recorded by NUI Energy Brokers as a result of the company winding down its trading operations during the current fiscal period. The operating revenues of VGC decreased approximately $0.6 million as a result of reduced storage revenues due to fewer contracts during the nine-month period ended June 30, 2004, as compared to the same period in fiscal 2003.

The company's decision to discontinue the trading operations of NUI Energy Brokers will result in a substantial reduction in operating revenues and operating margins for the Energy Asset Management segment during fiscal 2004.

Operating Margins.Operating margins decreased approximately $0.7 million, or 23 percent, to $2.2 million for the three months ended June 30, 2004, as compared to $2.9 million in the same period in fiscal 2003. Of this decrease, approximately $0.6 million was attributable to NUI Energy Brokers and approximately $0.1 million was attributable to VGC, and was primarily due to the effect of the factors discussed above regarding operating revenues.

Operating margins decreased approximately $16.4 million, or 70 percent, to $7.0 million for the nine months ended June 30, 2004, as compared to $23.4 million in the same period in fiscal 2003. Of this decrease, approximately $15.8 million was attributable to NUI Energy Brokers and approximately $0.6 million was attributable to VGC, and was primarily due to the effect of the factors discussed above regarding operating revenues.

Operating Expenses.Operations and maintenance expense decreased by approximately $0.7 million during the three months ended June 30, 2004, primarily due to a reduction of bad debt expense.

Operations and maintenance expense increased by approximately $1.4 million during the nine months ended June 30, 2004, as compared to the same period in fiscal 2003 due to increased labor and benefit costs, including severance paid to former employees of NUI Energy Brokers (approximately $0.8 million), costs to expense abandoned assets of NUI Energy Brokers (approximately $0.8 million), and a fine pursuant to NUI Energy Brokers' plea agreement with the New Jersey Attorney General's Office ($0.5 million; see Note 12 of the Notes to the Consolidated Financial Statements). These increases were partially offset by reduced bad debt expense (approximately $0.7 million).

As previously noted, the company anticipates increased costs during fiscal 2004 related to winding down the trading operations of NUI Energy Brokers.

Other Income and Expense. Other income increased by approximately $0.3 million for the three months ended June 30, 2004, as compared to the same period in fiscal 2003. The increase in the current three-month period was due to approximately $0.4 million of equity income of SSLLC, which began operations during August 2003.

Other income increased by approximately $1.1 million for the nine months ended June 30, 2004, as compared to the same period in fiscal 2003. The increase in the current nine-month period was due to approximately $1.4 million of equity income of SSLLC, partially offset by a decrease in interest income during the current fiscal period (approximately $0.3 million).

Net Interest Charges.  Net interest charges increased by approximately $0.6 million, to $0.9 million for the three months ended June 30, 2004 from $0.3 million in the same period in fiscal 2003. Net interest charges increased by approximately $1.6 million, to $2.9 million for the nine months ended June 30, 2004 from $1.3 million in the same period in fiscal 2003. The increase during both periods is primarily due to increased allocated interest costs of NUI, which resulted in higher weighted average indebtedness and increased interest rates during the current three-month period (see additional discussion under Liquidity and Capital Resources- Sources of Liquidity- Short-term Debt).

Retail and Business Services Segment

The Retail and Business Services segment includes the operations of the company's UBS and NUI Energy subsidiaries. In order to exit the retail and business services segment, the company began winding down the operations of NUI Energy during May 2003 and TIC during June 2003, and sold NUI Telecom on December 12, 2003 (see Note 4 of the Notes to the Consolidated Financial Statements). As a result, NUI Telecom, as well as the operations of TIC previously reported in this segment, have been reclassified to discontinued operations. The Income from Continuing Operations before Taxes for the segment is as follows:

(Dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
Operating Revenues	$1,491	$4,579	$4,546	$7,377
Cost of sales and services	609	595	1,903	1,843
Operating Margins	882	3,984	2,643	5,534
Operating Expenses:
Operations & Maintenance Expense	582	5,119	1,516	11,100
Depreciation & Amortization	332	400	993	1,147
Taxes Other than Income	54	72	182	258
Total Operating Expenses	968	5,591	2,691	12,505
Pre-Tax Operating Income (Loss)	(86)	(1,607)	(48)	(6,971)
Other Income & (Expense)	(5)	15	(5)	49
Net Interest Charges	31	271	118	819
Pre-Tax Income (Loss) from Continuing Operations	$(122)	$(1,863)	$(171)	$(7,741)

Operating Revenues. Retail and Business Services operating revenues decreased by approximately $3.1 million, or 67 percent, to $1.5 million for the three months ended June 30, 2004 from $4.6 million in the same period in fiscal 2003. This decrease was primarily due to the company's exit from its retail energy business. Operating revenues for UBS during the three-months ended June 30, 2004, were consistent with the prior fiscal year.

Operating revenues decreased by approximately $2.8 million, or 38 percent, to $4.5 million for the nine months ended June 30, 2004 from $7.3 million in the same period in fiscal 2003. This decrease was primarily due to the company's exit from its retail energy business.  Operating revenues for UBS during the nine-months ended June 30, 2004, were consistent with the prior fiscal year.

The company has wound down most of the operations of NUI Energy and does not expect material activity during the remainder of fiscal 2004, which will result in reduced operating revenues as compared to fiscal 2003.

Operating Margins. Retail and Business Services operating margins decreased by approximately $3.1 million during the three months ended June 30, 2004, to $0.9 million, as compared to $4.0 million in the same period in fiscal 2003. This decrease was primarily attributable to the effects of the factors previously discussed in operating revenues.

Operating margins decreased by approximately $2.9 million during the nine months ended June 30, 2004, to $2.6 million, as compared to $5.5 million in the same period in fiscal 2003, which was primarily attributable to the effects of the factors previously discussed in operating revenues.

Operating Expenses.Operations and maintenance expense, depreciation and amortization, and taxes other than income for the Retail and Business Services segment decreased in total by $4.6 million, or 83 percent, to $1.0 million during the three months ended June 30, 2004, as compared to $5.6 million in the same period in fiscal 2003. This was mainly due to reduced expenses of NUI Energy during the current fiscal year period, which was a result of the company's efforts to wind down its retail energy business during the previous fiscal year (approximately $4.9 million), partially offset by increased operating expenses at UBS.

Operations and maintenance expense, depreciation and amortization, and taxes other than income decreased in total by $9.8 million, or 78 percent, to $2.7 million during the nine months ended June 30, 2004, as compared to $12.5 million in the same period in fiscal 2003.  This was mainly due to reduced expenses of NUI Energy during the current fiscal year period, which was a result of the company's efforts to wind down its retail energy business during the previous fiscal year (approximately $10.3 million), partially offset by increased operating expenses at UBS.

The company's exiting of the retail energy business is expected to reduce the operating expenses of this segment significantly during the remainder of fiscal 2004.

Net Interest Charges.  Net interest charges decreased by approximately $0.2 million, to $0.1 million for the three months ended June 30, 2004 from $0.3 million in the same period in fiscal 2003. Net interest charges decreased by approximately $0.7 million, to $0.1 million for the nine months ended June 30, 2004 from $0.8 million in the same period in fiscal 2003. The decrease during both periods is primarily due to decreased allocated interest costs of NUI as a result of the company's decision to wind down the operations of its retail energy business during the prior fiscal year.

Regulatory Matters

On November 22, 2002, Elizabethtown Gas received approval from the NJBPU to increase its base rates by an annual amount of $14.2 million, or approximately 5 percent. The increase was effective immediately and covers a portion of the costs of plant investments and higher operating expenses incurred since the company's last base rate increase twelve years ago. The new rates are based on a return on equity of 10.0 percent and an overall rate of return on rate base of 7.95 percent. The rate order also revised the normal weather pattern upon which base rates and Elizabethtown Gas' Weather Normalization Clause are set from a 30-year to a 20-year weather average to better reflect current weather trends.  In addition, the company was allowed to increase service charges to various rate classes of customers to better reflect the cost of providing service to these customers. In its December 11, 2003 Order, the NJBPU stated that it was re-examining this settlement in light of the events surrounding NUI's use of proceeds received in its 2002 equity offering.  The company's settlement of its focused audit with the NJBPU on April 14, 2004 resolved all issues related to the 2002 rate case.

On September 16, 2003, Elizabethtown Gas received approval from the NJBPU to increase its BGSS rates on a provisional basis by $28.8 million and on October 10, 2003, Elizabethtown Gas was granted approval to increase its SBC by approximately $8.0 million. The BGSS charge covers the cost of natural gas supplies that Elizabethtown Gas purchases for its customers, while the SBC allows Elizabethtown Gas to recover the cost of mandated energy efficiency, low-income assistance, energy education and environmental remediation programs. Both of these charges represent the pass-through of costs on which the company does not earn a profit. In its December 11, 2003 Order, the NJBPU stated that it would reconsider the provisional rates approved by the NJBPU pursuant to Elizabethtown Gas' petition for an increase in BGSS rates. The company's settlement of its focused audit with the NJBPU on April 14, 2004 resolved all issues related to this BGSS proceeding.

For a discussion of the Orders issued by the NJBPU relating to the focused audit and related matters, see Settlement of Issues Relating to NJBPU Focused Audit and Regulatory Orders Issued by the NJBPU, above.

In response to the Electric Discount and Energy Competition Act, which was signed into law in February 1999, the NJBPU approved a stipulation in March 2001 which enabled all retail customers in New Jersey to choose a natural gas supplier, provided an incentive for these customers to choose an alternate natural gas supplier and required New Jersey gas utilities to continue offering basic gas supply service through December 2002 for those customers not choosing an alternate supplier. On January 17, 2002, the NJBPU issued an Order that continued the obligation of all New Jersey gas utilities to provide basic gas supply service until the NJBPU has had an opportunity to fully investigate major policy issues relating to pricing structure and gas supply reliability. No timetable has been established for completion of such a review. As of June 30, 2004, only a small number of residential customers in Elizabethtown Gas' service territories were receiving gas from an alternate gas supplier.

On January 20, 2004, City Gas received approval from the FPSC to increase its base rates by $6.7 million, effective February 23, 2004. The increase represents a portion of the company's request for a total rate increase of $10.5 million to cover the costs of investments in its customer service assets, system maintenance and growth, increases in operating expenses, and the impact of the continuing sluggish economy. This new rate level provides for an allowed return on equity of 11.25 percent and an overall allowed rate of return of 7.36 percent.

On June 1, 2004, Elizabethtown Gas filed a petition with the NJBPU requesting an increase in its BGSS rates to recover approximately $18.8 million of higher gas costs.  The increase equates to approximately 4.2 percent of an average residential customer's bill.  The company proposed that this rate increase become effective October 1, 2004.  The company also renewed its proposal that the GCUA, approved by the NJBPU in its March 30, 2001 Order, be authorized to remain in effect beyond November 30, 2004 to ensure full recovery of the company's GCUA balance.

Liquidity and Capital Resources

Overview

As a result of the various factors discussed in this quarterly report, NUI and NUI Utilities have experienced significant liquidity problems. Liquidity needs for NUI Utilities generally are driven by factors that include: prepayments for its natural gas requirements; natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under purchased gas adjustment clauses; both discretionary and required repayments of short- and long-term debt; capital spending; and working capital requirements, such as administrative expenses and taxes. Liquidity needs at NUI and NUI's non-utility operations generally are driven by required repayments of short-term debt and working capital requirements.

The company first seeks to meet its capital requirements through cash provided by operating activities and external financings.  External financing, depending on the particular company, as discussed below, may consist of public and private capital market debt and equity transactions, bank revolving credit and term loans, and/or project financings. The availability and cost of external capital is affected by many factors, including, but not limited to, the risks associated with the sale of the company, the performance of NUI and its subsidiaries, their respective credit ratings and conditions in the company's industry in general. In addition, the NJBPU's holding company order requiring NUI to maintain a certain degree of separation between its utility and non-utility subsidiaries could impact affiliate ratings on consolidated and unconsolidated credit quality. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings and cash flows, as to which no assurances can be given.

In addition, at times NUI utilizes intercompany dividends from NUI Utilities and amounts realized from the settlement of intercompany balances to satisfy various subsidiary needs and to manage short-term cash needs. Historically, NUI Utilities has paid dividends of up to 75 percent of its annual net income to NUI.  The Standby Bond Purchase Agreement (SBPA) entered into in connection with the Variable Bonds, which, as described below, are a series of gas facility revenue bonds issued by the New Jersey Economic Development Authority (NJEDA), restricts the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which had been reduced by the NJBPU Settlement.  On May 19, 2004, NUI Utilities and The Bank of New York amended the SBPA. The amendment eliminates the effect of the NJBPU Settlement, as well as the estimated refunds to customers in Florida and certain other related costs, on the earned surplus of NUI Utilities.   As of June 30, 2004, NUI Utilities was permitted to pay up to $39.3 million in dividends pursuant to the SBPA. However, the amendment to NUI Utilities' short-term credit facility dated May 10, 2004, limits the dividends that NUI Utilities may pay to NUI Corporation to $35 million in the aggregate while NUI Utilities' credit facility is outstanding. There are no contractual restrictions on the settlement of intercompany balances in NUI's or NUI Utilities' financing agreements.

On a consolidated basis, the company's net cash used in operating activities was $9.6 million for the nine-month period ended June 30, 2004, and net cash provided by operating activities was $45.1 million for the nine-month period ended June 30, 2003. The decrease of $54.7 million in operating cash flows for the current period was due in part to the timing of payments to the company's gas suppliers and amounts paid in advance for interest costs on NUI's and NUI Utilities' existing credit facilities and as collateral for the company's gas procurement needs. The decrease in operating cash flows was partially offset by reductions in fuel inventories and accounts receivable for the company's non-regulated businesses during the nine-month period ended June 30, 2004, as compared to the same period in fiscal 2003.

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

Based upon the factors noted above and current anticipated cash flows, both NUI and NUI Utilities believe that they have sufficient liquidity to meet their financial obligations through the remainder of the fiscal year ending September 30, 2004.  In the event the company is successful in securing an aggregate of $95 million in senior credit facilities described below, both NUI and NUI Utilities believe that they will have sufficient liquidity to meet their financial obligations through the fiscal year ending September 30, 2005.  These additional credit facilities require the approval of the lenders and the NJBPU.  However, in the event the company is not successful in securing the additional credit facilities, NUI and NUI Utilities believe that, subsequent to September 30, 2004, they may not have sufficient liquidity to meet their continuing obligations, based upon the following:

-       NUI and NUI Utilities each have separate revolving credit facilities aggregating $405 million, which expire on November 22, 2004, and each may only be extended for a successive 364-day increment if certain conditions are met. If these facilities are not extended or satisfactorily refinanced, the companies would need to seek alternative solutions to satisfy their liquidity requirements.

-       Upon renewal of NUI's revolving credit facility, NUI would be required to prepay an interest reserve account for the benefit of the lenders under NUI's credit agreement in the amount of approximately $20.4 million.

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

-       On July 15, 2004, NUI announced that it had entered into the Merger Agreement with AGL which provides for AGL to acquire all of the outstanding shares of common stock of NUI. If we are unable to sell the company, or if a sale is not completed in a timely manner, NUI's and NUI Utilities' financial condition, results of operations and liquidity could be materially adversely affected.

As noted above, based upon current anticipated cash flows, the company believes it will have sufficient liquidity to meet its financial obligations through the end of fiscal year ending September 30, 2004 and the company also believes it will remain in compliance with all covenants under its various debt agreements for the remainder of the year ending September 30, 2004. The company plans to address its liquidity concerns by: successfully completing the sale of the company; extending its existing credit facilities beyond the current termination date of November 22, 2004; and obtaining an aggregate of $95 million in additional financing.

On July 14, 2004, NUI and NUI Utilities received a commitment from a lender for an aggregate of $95 million in senior credit facilities (the Bridge Facilities). This commitment is comprised of a $75 million senior secured credit facility to be made available to NUI Utilities and secured by NUI Utilities' (i) accounts receivable, (ii) contracts and (iii) cash proceeds of the foregoing, and a $20 million senior unsecured credit facility to be made available to NUI. The NUI Utilities facility would mature on May 15, 2005, and the NUI facility would mature on November 21, 2005. The Bridge Facilities are intended to provide NUI and NUI Utilities with additional liquidity through fiscal year 2005 and can be utilized to purchase gas for the upcoming winter heating season and for working capital and general corporate purposes. The loan commitment is subject to various conditions, including the extension of the existing credit facilities of NUI and NUI Utilities to November 21, 2005, the amendment of certain terms of such facilities to allow the new financing and the draw down by NUI Utilities of its $50 million delayed draw term loan to repay its $50 million medium term notes. Approval from the NJBPU and from the lenders under NUI's and NUI Utilities' existing credit facilities will be required to consummate the proposed financing. If the proposed new financing and the related financing matters described above are not completed by September 30, 2004, AGL has the right to terminate the Merger Agreement.

If the company is unsuccessful in its efforts to effectively resolve its liquidity concerns, it may need to reorganize its operations and restructure its debt financing.  In the event the Bridge Facilities are not obtained and/or the merger with AGL is not consummated, the company may be unable to meet its maturing debt obligations, and may be forced to seek strategic alternatives, which may include a reorganization and/or bankruptcy filing.  For a further discussion about risks relating to NUI Utilities' liquidity, see Item 1. Business-Risk Factors in the company's annual report on Form 10-K for the fiscal year ended September 30, 2003.

Because the company's business is highly seasonal, short-term debt is used to meet seasonal working capital requirements. NUI also borrows under its bank lines of credit to finance portions of its capital expenditures. As of June 30, 2004, NUI had drawn $255.0 million and NUI Utilities had drawn $100.0 million under their respective short-term credit facilities. On that date, NUI and NUI Utilities had overnight cash investments of approximately $42.2 million and $66.6 million, respectively.

NUI's and NUI Utilities' debt agreements contain a number of covenants that significantly limit their respective ability to, among other things, borrow additional money, pay dividends, transfer or sell assets, create liens and enter into a merger or consolidation. In particular, under the amendment to NUI's credit facility as of May 10, 2004, NUI is prohibited from paying any cash dividends during any fiscal quarter in which NUI's consolidated total debt represents more than 60 percent of its total capitalization, measured (i) at the last day of the immediately preceding fiscal quarter and (ii) pro forma at the time such dividend is made.  In addition, the terms of the Merger Agreement prevent NUI from paying any cash dividends, regardless of financial results.  Therefore, NUI is unable to pay any dividends at this time or in the foreseeable future.  The covenants also require both NUI and NUI Utilities to meet certain additional financial tests. If either NUI or NUI Utilities were unable to meet its debt service obligations or to comply with these covenants, there would be a default under one or more of the agreements. Such a default, if not waived by our lenders, could result in acceleration of the repayment of either NUI's or NUI Utilities' debt and have a material adverse effect on each company's financial conditions, results of operations and liquidity. The anticipated $95 million of Bridge Facilities which the company received a commitment from a lender would further amend the terms of NUI's and NUI Utilities' credit facilities.

The company completed the sale of its NUI Telecom subsidiary on December 12, 2003, for approximately $2 million.

NUI repaid an approximately $85 million outstanding intercompany balance owed to NUI Utilities on November 24, 2003, with the proceeds of a new credit facility entered into on that date (see Short-term Debt discussion which follows).

Credit Rating Actions

During fiscal years 2002, 2003 and 2004, Moody's Investors' Service (Moody's) downgraded NUI's credit rating from Baa1 to Caa1 and downgraded NUI Utilities' credit rating from A3 to B1. The credit rating downgrades that have occurred in fiscal 2004 are described below.

On October 6, 2003, Moody's downgraded NUI's debt rating from B1 to B3. Moody's also downgraded the debt rating of NUI Utilities from Ba1 to Ba3. Moody's cited the company's announcement that the company's Board of Directors had placed the entire company up for sale. In addition, Moody's indicated that their action reflects the difficult business conditions affecting the company as well as the limited progress in selling non-core assets, citing that this limited the company's financial flexibility. Moody's also cited the continuing financial relationship between NUI and NUI Utilities, liquidity concerns, and the costs associated with finding a suitable buyer for the company. As a result of these downgrades, NUI Utilities' cost of borrowing under its short-term facilities increased an additional 62.5 basis points or 0.625 percent and the cost of borrowing for NUI was unchanged.  In conjunction with the downgrades on October 6, 2003, Moody's indicated they would monitor the company's liquidity position as well as its progress in selling non-core assets.

On April 6, 2004, Moody's further downgraded NUI's debt rating from B3 to Caa1. Moody's also downgraded the debt rating of NUI Utilities from Ba3 to B1. Moody's cited (1) the company's recent announcements that it expects lower earnings in the first quarter of fiscal 2004, resulting from severance costs and expenses related to the debt refinancings concluded during November 2003 at substantially higher rates of interest and fees; (2) the continued delay in producing audited financial statements for the fiscal year ended September 30, 2003 and its unaudited first quarter Form 10-Q, because of continuing investigations by the company's Audit Committee of certain questionable transactions of NUI Energy Brokers, the company's wholesale energy trading subsidiary, which required additional waivers from lenders of both NUI and NUI Utilities; (3) the expectation of having to incur a meaningful settlement charge as a result of the focused audit conducted by the NJBPU, which would reduce the company's income and equity for fiscal 2003; (4) the then ongoing investigation of the NJAG into NUI Energy Brokers; and (5) the delays in realizing the sale of the company, which is the source of repayment of NUI's $255 million rated debt and a portion of the debt of NUI Utilities. Moody's also cited the financial relationship between NUI and NUI Utilities and that any penalties that may be assessed to the company by the NJBPU may have to be funded from the earnings and cash flows of NUI Utilities. In addition, NUI and NUI Utilities have overlapping lenders that require debt to be serviced by each entity. Moody's further cited that to the extent NUI does not have the means to discharge its own debt obligations, these lenders may seek dividends from NUI Utilities to help service NUI's debt. The lower rating Moody's assigned to NUI reflects the structural subordination of its debt relative to that of NUI Utilities.

In conjunction with the downgrades on April 6, 2004, Moody's indicated that its outlook for both NUI and NUI Utilities was negative.  On July 15, 2004, following the announcement of the Merger Agreement with AGL, Moody's changed its outlook for both NUI and NUI Utilities from negative to developing.  The developing outlook reflects Moody's belief that while the news of the sale is a positive development, the uncertainties surrounding the timing and the conditions that may be imposed on the sale by regulators, as well as material adverse events that could lead AGL to abandon its purchase of NUI, require continued monitoring of the credit rating. In the meantime, Moody's expects the company to continue to incur higher than historical operations and maintenance expenses as it employs an array of outside advisors and consultants to help manage its day to day operations; incurs additional legal, accounting and financial advisory fees as it seeks to respond to regulatory investigations; deals with its shareholder lawsuits; attempts to execute settlements with its regulators; and seeks financial and legal advice on the implementation of the Merger Agreement.

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

Sources of Liquidity

Short-Term Debt. On November 24, 2003, NUI and NUI Utilities each entered into new separate term and revolving credit facilities aggregating $405 million. Both NUI's and NUI Utilities' current credit agreements expire on November 22, 2004, and each may be extended for one 364-day term, subject to certain conditions.

NUI's current credit agreement provides for a $255 million term loan facility. The proceeds of the term loan facility were used (1) to repay and terminate NUI's credit agreement which was entered into on February 12, 2003, (2) to repay NUI's outstanding $60 million senior notes and pay a $9.4 million prepayment premium relating thereto, (3) to repay approximately $85 million of an intercompany balance owed by NUI to NUI Utilities, (4) to fund a $20.4 million interest reserve account for the benefit of the lenders under NUI's credit agreement, and (5) for other general corporate purposes. NUI's credit agreement bears interest at a rate, at NUI's option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 6 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 5 percent. The obligations under NUI's credit agreement are guaranteed on a senior unsecured basis by certain of NUI's direct and indirect wholly-owned subsidiaries. NUI Utilities and VGC do not guarantee NUI's obligations under this credit agreement. As of June 30, 2004, NUI had fully drawn all amounts available under its credit agreement. As of August 9, 2004, NUI had overnight cash investments of $42.7 million.

NUI's facility may be extended for one 364-day term if (i) NUI Utilities' facility is simultaneously extended, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, has been extended to a date no earlier than June 30, 2006 or the notes have been repaid with the proceeds of the delayed draw term loan, (iii) NUI deposits cash with the administrative agent to cover interest that would accrue on outstanding amounts under the credit facility until the extended maturity date, in the amount of approximately $20.4 million, (iv) no default exists under such facility at the time of such extension and (v) all applicable regulatory approvals required for such extension have been obtained.

NUI Utilities' current credit agreement provides for (i) a $50 million revolving credit facility, (ii) a $50 million term loan facility and (iii) a $50 million delayed draw term loan facility. The proceeds from the revolving credit facility and the term loan facility combined with the proceeds from the repayment of the $85 million intercompany balance from NUI were used (1) to repay outstanding loans under, and terminate, the NUI Utilities credit agreement which was entered into on February 12, 2003, (2) to pay accrued and unpaid fees under the interim credit agreement entered into on October 10, 2003 and (3) for general corporate purposes. The proceeds from the delayed draw term loan facility, which can be drawn at the option of the company, can be used solely for the purpose of repaying NUI Utilities' 8.35 percent medium term notes, which are due on February 1, 2005. NUI Utilities' credit agreement bears interest at a rate, at NUI Utilities' option, equal to either (i) LIBOR (subject to a 2 percent floor) plus 5 percent, or (ii) the Base Rate (subject to a 3 percent floor) plus 4 percent. As of June 30, 2004, NUI Utilities had fully drawn all amounts available under the $50 million revolver and the $50 million term loan facility. As of August 9, 2004, NUI Utilities had overnight cash investments of $57.9 million.

NUI Utilities' facility may be extended for one 364-day term if (i) all applicable regulatory approvals required for such extension have been obtained, (ii) the maturity of NUI Utilities' 8.35 percent medium term notes, due February 1, 2005, has been extended to a date no earlier than June 30, 2006 or the notes have been repaid with the proceeds of the delayed draw term loan and (iii) no default exists under such facility at the time of such extension.

Both credit agreements contain various covenants that (i) restrict NUI and NUI Utilities from taking various actions and (ii) require NUI and NUI Utilities, respectively, to each achieve and maintain certain financial covenants.  Under the terms of NUI's credit agreement, NUI is required to maintain a maximum leverage ratio of no more than 0.80x and a minimum interest coverage ratio of at least 1.50x (for the four consecutive fiscal quarters ending on December 31, 2003 and March 31, 2004) and 1.25x (thereafter). Under the terms of the NUI Utilities credit agreement amended as of May 10, 2004, NUI Utilities is required to maintain a maximum leverage ratio of no more than 0.70x and a minimum interest coverage ratio of at least 2.25x. Additionally, both credit agreements contain limitations on capital expenditures, indebtedness, payment of dividends, guarantees, liens, mergers, acquisitions, dispositions of assets, transactions with affiliates, loans and investments, prepayment of indebtedness, sale-leaseback transactions, change in business activities and corporate activities.The terms of NUI's and NUI Utilities' credit facilities would have to be further amended in connection with the anticipated $95 million of Bridge Facilities.

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

(iii)      modified financial covenants contained in the credit agreements to take into account the NJBPU Settlement and the recent and expected future performance of the company,

(iv)      permitted the acquisition by NUI Utilities of certain gas pipeline assets (see Note 12 of the Notes to the Consolidated Financial Statements for further information on the asset purchase),

(v)       regarding the payment of dividends by NUI Utilities to NUI, provided for a $35 million limit on dividend payments and eliminated a provision limiting such dividend payments to the aggregate maximum of NUI Utilities' retained earnings,

(vi)      added a condition which requires NUI to maintain a maximum leverage ratio of no more than 0.60x in order to pay dividends, and

(vii)     increased the interest rate on NUI Utilities' delayed draw term loan (if drawn) by one percent until a purchase agreement is executed to sell NUI or NUI Utilities to an unaffiliated third party.

Under the dividend restriction described above, NUI is prohibited from paying any cash dividends during any fiscal quarter in which NUI's consolidated total debt represents more than 60 percent of its total capitalization, measured (i) at the last day of the immediately preceding fiscal quarter and (ii) pro forma at the time such dividend is made. In addition, the terms of the Merger Agreement prevent NUI from paying any cash dividends, regardless of financial results.  Therefore, NUI is unable to pay any dividends at this time or in the foreseeable future. Under NUI's credit facility, NUI also is prohibited from paying dividends exceeding $20 million in the aggregate while the credit facility is outstanding.

Under the amendment to NUI Utilities' credit facility dated as of May 10, 2004, NUI Utilities is prohibited from paying dividends to NUI Corporation exceeding $35 million in the aggregate while the credit facility is outstanding.

At June 30, 2004, the outstanding borrowings under NUI's and NUI Utilities' credit facilities were $255.0 million and $100.0 million, respectively, at weighted average interest rates of 8.1 percent and 7.1 percent. As of that date, NUI and NUI Utilities had no unused borrowing capacity under their credit facilities (except for NUI Utilities' delayed draw term loan). Also, as of June 30, 2004, NUI and NUI Utilities had approximately $42.2 million and $66.6 million, respectively, of cash held as short-term investments.

The weighted average daily amounts of borrowings outstanding under NUI's credit facility and the weighted average interest rates on those amounts were $255.0 million and $18.6 million at 8.1 percent and 2.8 percent for the three months ended June 30, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI's previous and current credit facilities and the weighted average interest rates on those amounts were $210.7 million and $35.8 million at 8.0 percent and 3.0 percent for the nine months ended June 30, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI Utilities' credit facility and the weighted average interest rates on those amounts were $100.0 million and $126.8 million at 7.3 percent and 2.8 percent for the three months ended June 30, 2004 and 2003, respectively. The weighted average daily amounts of borrowings outstanding under NUI Utilities' previous and current credit facilities and the weighted average interest rates on those amounts were $103.5 million and $114.2 million at 6.1 percent and 2.7 percent for the nine months ended June 30, 2004 and 2003, respectively.

Long-Term Debt.  NUI Utilities has outstanding $50 million 8.35 percent medium term notes, which mature on February 1, 2005. As of June 30, 2004, this amount has been reclassified to current liabilities on the Consolidated Balance Sheet. As noted under Short-Term Debt above, included in NUI Utilities' current credit facility is a $50 million delayed draw term loan that can be drawn at the option of the company and used, subject to the satisfaction of the terms and conditions contained therein, to repay these medium term notes. The anticipated $95 million of Bridge Facilities for which the company received a commitment from a lender requires that the delayed draw term loan be fully drawn by September 30, 2004.

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

The Variable Bonds contain a provision whereby the holder can "put" the bonds back to the issuer.  In 1996, the company executed a long-term SBPA with a syndicate of banks, which was amended and restated on June 12, 2001. Under the terms of the SBPA, as further amended several times, The Bank of New York is obligated under certain circumstances to purchase Variable Bonds that are tendered by the holders thereof and not remarketed by the remarketing agent. Such obligation of the bank would remain in effect until the expiration of the SBPA, unless extended or earlier terminated. The terms of the SBPA also restrict the payment of dividends by NUI Utilities to NUI to an amount based, in part, on the earned surplus of NUI Utilities, which had been reduced by the NJBPU Settlement recorded in September 2003. On May 19, 2004, NUI Utilities and The Bank of New York further amended the SBPA. The amendment eliminates the effect of the NJBPU Settlement, as well as the estimated refunds to customers in Florida and certain other related costs, on the earned surplus of NUI Utilities. In addition, pursuant to the terms of the amendment, and effective as of June 30, 2004, the expiration date of the SBPA will be extended to June 29, 2005.

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

The SBPA would have to be further amended to permit the proposed $75 million NUI Utilities' senior secured credit facility.

As of June 30, 2004, the aggregate principal and accrued interest on the outstanding Variable Bonds totaled approximately $39.0 million. Principal and any unpaid interest on the outstanding Variable Bonds are due on June 1, 2026, unless the put option is exercised before that time.

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

In addition, defaults would have occurred under NUI Utilities' 5.70 percent bonds if the company did not provide audited financial statements for NUI Utilities for the fiscal year ended September 30, 2003 (by no later than 120 days after the fiscal year end) and unaudited financial statements for NUI Utilities for the fiscal quarters ended December 31, 2003 and March 31, 2004 (by no later than 60 days after the fiscal quarter ends). However, NUI Utilities obtained all necessary waivers and extended the respective deadlines for delivery of all information required pursuant to such bond facility to June 30, 2004.  No defaults ever occurred under NUI Utilities' 5.70 percent bond facility since NUI Utilities was able to provide all of the required information by the extended deadline of June 30, 2004.

Common Stock.  The company has periodically issued shares of common stock in connection with its various stock and employee benefit plans.  However, in accordance with the terms of the Merger Agreement, the company is not issuing any new shares of common stock at this time or in the foreseeable future.

Capital Expenditures and Commitments

Capital Expenditures. Capital expenditures, which consist primarily of expenditures to expand and upgrade the company's gas distribution systems, were $28.2 million for the nine months ended June 30, 2004, and $33.2 million for the nine months ended June 30, 2003. The decreased capital spending during the current fiscal period was due to the company's reduction of capital projects at the corporate level.

Capital expenditures are expected to be approximately $51 million in fiscal 2004, which will be used primarily for the continued expansion and upkeep of the company's natural gas distribution system and certain information technology projects.

Joint Venture with Duke Energy. On April 30, 2001, the company announced an agreement with a subsidiary of Duke Energy to develop a natural gas storage facility in Saltville, Virginia. NUISS and Duke Energy Saltville Gas Storage, LLC (DESGS) have created a limited liability company, SSLLC.  In February 2003, after receiving the required regulatory approval, VGC contributed certain storage assets valued at approximately $16.3 million to SSLLC. DESGS has contributed an equal amount (approximately $16.3 million) of capital required to expand the facility for its intended purpose.  To the extent SSLLC determines it needs additional funding (which decision can only be made jointly by the company and DESGS), the company and DESGS are obligated to fund the development of SSLLC equally.

As of June 30, 2004, the company has loaned SSLLC an aggregate of approximately $27 million toward the development of the Saltville storage facility. The company currently estimates its share of funding to be zero in fiscal 2004, and $2.5 million in fiscal 2005. Subsequent years are expected to be funded with internally generated cash flows of the joint venture.

SSLLC plans to expand the present Saltville storage facility from its current capacity of 1 billion cubic feet (Bcf) to approximately 12 Bcf and connect it to Duke Energy Gas Transmission's (DEGT) East Tennessee Natural Gas interstate system and DEGT's Patriot pipeline. The Saltville facility features fast-injection and fast-withdrawal capabilities offered by salt cavern storage. The expansion will be completed in phases starting in fiscal 2003, with the Phase I total of 5.3 Bcf of working natural gas storage capacity to be completed by fiscal 2007. Phase I, at full capacity, will be able to deliver up to 500 million cubic feet per day of natural gas to area markets. The market demand for additional storage will dictate the timing of the other phases of the expansion.

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

In conjunction with the development of an energy hub around the Saltville facility, during December 2002, the company entered into a twenty-year agreement with DEGT for the firm transportation of natural gas on the Patriot pipeline, which was under construction at that time. Upon completion of the pipeline in November 2003, the company became obligated to pay annual demand charges of approximately $4.7 million over the life of the transportation agreement.

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

The preliminary plan is to develop two caverns with approximately 3.8 Bcf of working gas capacity each.  The total gas capacity of both caverns is expected to be approximately 11.6 Bcf.  The gas handling facilities are expected to provide an average injection rate of 250,000 thousand cubic feet (Mcf) per day and a maximum withdrawal rate of 600,000 Mcf per day.  The facilities will include approximately 18,000 HP of compression and a 14.6 kilometer, 24 inch pipeline connecting the facility to the Destin pipeline. It is anticipated that Richton facility will be regulated by the Federal Energy Regulatory Commission (FERC). The preliminary engineering study, conceptual design for the facility and pipeline, water resource analysis, and a successful "open season" have been completed.  The total cost of the project is expected to be approximately $85 million over a period of three years, which NUI will seek to fund through project finance debt.  This project is not expected to have any material capital requirements in fiscal 2004 and, if the project proves feasible, will primarily impact the company's capital expenditure program in fiscal years 2005 and 2006 after the funding needs of Phase I of the Saltville facility (discussed above) are essentially satisfied.

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

On July 22, 2004, NUI Utilities and Penn-Jersey Pipeline Company (Penn-Jersey) entered into an Asset Purchase Agreement (APA), pursuant to which NUI Utilities will purchase, among other things, the pipeline facilities of Penn-Jersey, subject to the satisfaction of certain conditions contained in the APA, including the receipt of necessary authorizations from the FERC. The purchase price is $315,000 plus the depreciated cost of any necessary capital expenditures made by Penn-Jersey subsequent to January 31, 2003. Penn-Jersey is a small interstate natural gas pipeline that delivers natural gas from an interconnection with Columbia Gas Transmission Corp. in Pennsylvania to NUI Utilities' distribution system in New Jersey.

Gas Procurement Contracts. Certain of the company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $62.3 million for the next twelve-month period (this amount includes the company's obligations under two twenty-year agreements related to the Patriot pipeline discussed above). The company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 2.1 Bcf per year or to pay certain costs in the event the minimum quantities are not taken. The company expects that minimum demand on its systems for the duration of these contracts will continue to exceed these minimum purchase obligations.

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

NUI Utilities has assigned to Cinergy or, in the case of non-assignable assets, granted Cinergy agency authority to control, NUI Utilities' gas supply and deliverability assets, and Cinergy will pay NUI Utilities a fixed amount for the right to act as NUI Utilities' asset manager for the twelve months ended March 31, 2005. The obligations of NUI Utilities, including all commodity and demand charges, will be secured by a prepayment obligation unless NUI Utilities' credit rating improves to investment grade, at which time the parties will negotiate other mutually agreeable payment terms based on the improved creditworthiness of NUI Utilities. The agreement provides NUI Utilities the option to terminate the agreement in the event of a change in control of NUI Utilities or NUI. In light of, among other factors, the requirement that NUI Utilities must prepay its gas requirements under its agreement with Cinergy and its other gas supply, distribution and storage agreements, and the obligation to make payments pursuant to its settlement with the NJBPU, management of the company believes it will need additional financing in order to assure that the company's liquidity needs can be met during the upcoming winter heating season. Management hopes to meet its liquidity needs as a result of the new Bridge Facilities; however, there is no assurance that this additional financing can be obtained or that the approval of the NJBPU, which is necessary to obtain such financing, will be forthcoming. In addition, the financing, if obtained, could have terms which have a material adverse effect on the company.

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

Environmental.  The company owns or previously owned properties on which former manufactured gas plants (MGP) were operated in the states of New Jersey, North Carolina, South Carolina, Pennsylvania, New York and Maryland. Although the actual total cost of future environmental investigation and remediation efforts cannot be reasonably estimated, the company has recorded on an undiscounted basis a total reserve of approximately $33.8 million, which the company believes represents the probable minimum amount the company may expend over the next 30 years.  Of this reserve, approximately $29.9 million relates to the New Jersey MGP properties and approximately $3.9 million relates to the MGP properties located outside the state of New Jersey. The company believes that all costs associated with remediation of the New Jersey MGP properties will be recoverable in rates or from insurance carriers. The company's prudently incurred remediation costs for the New Jersey MGP properties have been authorized by the NJBPU to be recoverable in rates through its MGP Remediation Adjustment Clause. As a result, the company has recorded a regulatory asset of approximately $34.1 million, inclusive of interest, as of June 30, 2004. With respect to costs that may be associated with the MGP properties located outside the state of New Jersey, the company is currently pursuing or intends to pursue recovery from ratepayers, former owners and operators, and/or insurance carriers.  Although the company has been successful in recovering a portion of the remediation costs incurred outside of New Jersey from the company's insurance carriers, the company is not able, at this time, to express a belief as to the success of additional recovery efforts.

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

Off-Balance Sheet Arrangements. The company's off-balance sheet arrangements include commitments under operating leases, guarantees, letters of credit and gas procurement contracts, all of which are normal to the company's operations. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of the company's guarantees. In addition, the company is a 50 percent member of a joint venture that is developing natural gas storage assets and is required to provide funding toward the development of these assets for their intended purpose.  See Capital Expenditures and Commitments-Joint Venture with Duke Energy above for further discussion. NUI is also party to a Standby Letter of Credit secured by cash collateral, as follows: a secured Standby Letter of Credit issued on February 1, 2004 by Fleet Bank, originally in the amount of $1,000,000, in favor of National Union Fire Insurance Company and several other insurance companies underwriting the company's workmen's compensation policy.  As of April 23, 2004, the amount of the letter of credit has been reduced to $948,000. The letter of credit expires on February 1, 2005.

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

NUI Corporation and Subsidiaries Summary Consolidated Operating Data
	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues (Dollars in thousands)
Firm Sales:
Residential	$45,435	$46,261	$273,201	$241,666
Commercial and Industrial	21,700	20,364	122,344	100,139
Interruptible Sales	11,883	18,330	33,811	49,222
Unregulated Sales	(11)	29,713	14,851	101,519
Transportation Services	11,977	11,427	40,716	39,168
Customer Service, Appliance Leasing and Other	8,009	22,121	31,006	64,260
Total Revenues	98,993	148,216	515,929	595,974
Revenues by Discontinued Operations	(49)	(12,923)	(7,126)	(39,135)
Operating Revenues from Continuing Operations	$98,944	$135,293	$508,803	$556,839

Gas Sold or Transported (MMcf)
Firm Sales:
Residential	3,156	3,625	21,988	23,438
Commercial and Industrial	1,737	1,721	10,743	10,272
Interruptible Sales	1,755	2,608	4,914	7,629
Unregulated Sales	1,891	17,287	9,555	75,579
Transportation Services	7,365	7,749	26,291	28,036
Total Gas Sold or Transported	15,904	32,990	73,491	144,954
Gas Sold or Transported by Discontinued Operations	---	---	---	(239)
Gas Sold or Transported by Continuing Operations	15,904	32,990	73,491	144,715

Average Utility Customers Served
Firm Sales:
Residential	344,277	341,551	344,347	347,175
Commercial and Industrial	22,804	22,123	22,783	22,961
Interruptible Sales	26	24	25	30
Transportation Services	3,728	4,120	3,745	4,137
Total Average Utility Customers Served	370,835	367,818	370,900	374,303
Average Utility Customers Served by Discontinued Operations	---	---	---	(6,548)
Average Utility Customers Served by Continuing Operations	370,835	367,818	370,900	367,755

Degree Days in New Jersey
Actual	436	712	4,858	5,400
Normal	553	553	4,795	4,795
Percentage variance from normal	21% warmer	29% colder	1% colder	13% colder

Employees (period end)	936	1,095

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

NUI Energy Brokers was also responsible for administration of the NUI Utilities hedge program. This program was established in December 2000 in accordance with the Gas Procurement Strategy and Plan (GPS&P) to help NUI Utilities fulfill its mission to operate its gas distribution system in a safe, reliable and cost effective manner.  The focus of the GPS&P was to manage the purchased costs of gas for firm sales customers of NUI Utilities. To meet its objectives of managing gas price risk, NUI Utilities engages in financial hedging activities that include the use of New York Mercantile Exchange traded natural gas futures contracts and options.  In April 2004, NUI Utilities adopted a hedging risk management policy that established guidelines and controls to govern its hedge program.  In June 2004, Cargill Investor Services (CIS) approved the NUI Utilities' hedging account, and the NJBPU granted the necessary authorizations for NUI Utilities to complete the opening of the hedge account.  As of June 30, 2004, all of the NUI Utilities open positions were transferred to the new account, and the GPS&P is now managed by NUI Utilities.

NUI accounts for its hedging and remaining trading activities in accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS 133 requires that all derivatives be recognized on the balance sheet at fair value with changes in the value of derivatives that are not hedges recorded in earnings.

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

At June 30, 2004, NUI Energy Brokers had no futures contracts or physical forwards associated with the delivery and sale of natural gas into and from storage designated as cash flow hedges with the objective of fixing an acceptable return.  Under SFAS 133, the changes in the value of derivatives designated as hedges that were effective in offsetting the variability in cash flows of a forecasted transaction were recognized in other comprehensive income until the forecasted transactions occur.  The ineffective portion of changes in the fair value of derivatives is recognized immediately in earnings.

At June 30, 2004, there was no hedge ineffectiveness recognized in earnings.

Presently, NUI Energy Brokers' only open trading positions are related to a long-term gas sales agreement referred to above.  Prior to the company discontinuing the trading operations of NUI Energy Brokers, the risk associated with open positions was closely monitored on a daily basis, and controlled in accordance with NUI Energy Brokers' Risk Management Policy.  Utilizing the variance/covariance VaR (value at risk) methodology to measure the risk associated with open positions, NUI Energy Brokers' VaR was $267 and $45,000 at June 30, 2004 and 2003, respectively, using a 95 percent confidence interval and a one-day time horizon.
The following schedule summarizes the changes in derivative assets and liabilities for the nine-month period ended June 30, 2004 (in thousands).

Derivative assets at September 30, 2003	$13,192
Derivative liabilities at September 30, 2003	---
Fair value of contracts outstanding at September 30, 2003		$13,192

Contracts realized or settled during the period		(17,264)
Changes in fair value attributable to market pricing		23,587

Derivative assets at June 30, 2004	$19,515
Derivative liabilities at June 30, 2004	---
Fair value of contracts outstanding at June 30, 2004		$19,515

Changes in the fair value attributable to market pricing represents the changes in value of the company's unrealized mark-to-market net assets that relate to changes in commodity pricing, volatility of options on commodities, and other market related changes.

The following table summarizes the fair value of the contracts comprising the company's net derivative assets by maturity date (amounts in thousands):

	Fair Value of Contracts at Period-End
Source of Fair Value	Less than 1 Year	1-3 Years	4-5 Years	In Excess of 5 Years	Total

Prices actively quoted	$13,600	$1,962	$ ---	$ ---	$15,562
Prices based on models and other valuation methods	438	2,239	1,276	---	3,953
Total Fair Value of Contracts	$14,038	$4,201	$1,276	$ ---	$19,515

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

In June 2004, the company filed Amendments on Form 10-Q/A for each of the first and second fiscal quarters ending March 31, 2004 and December 31, 2003, because of a deficiency noted in its cash reconciliation process which gave rise to an overstatement of the company's cash balance and an understatement of its prepayment account as of March 31, 2004 and December 31, 2003. This deficiency was related to the company not clearing identified reconciling items timely in a cash wire transfer account resulting from certain end of the quarter cash payments.  The cash wire transfer account is included in Cash and cash equivalents on the Consolidated Balance Sheet. In June 2004, the company implemented a change in its cash reconciliation process which addresses this issue.

During fiscal 2003, our internal auditors performed internal audits which indicated material weaknesses in internal controls similar to those noted above. During fiscal 2004, our internal auditors performed additional audits which indicated continuing material weaknesses in our internal controls.

Additional internal control issues have been raised and deficiencies have been noted in the March 2004 final audit report relating to the focused audit conducted at the request of the NJBPU.

The company has undertaken a long-term effort to assess our systems of internal control and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.  These actions include:

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

The effectiveness of our, or any, systems of disclosure controls and procedures and internal controls is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely.  Further, the design of systems of control must reflect the fact that there are resource constraints that affect the operation of any such system, and that the benefits of controls must be considered relative to their risks.  In addition, the pending sale of the company has resulted in the loss of experienced financial and accounting employees, which has negatively impacted management's implementation of effective disclosure controls, procedures and internal controls.  As a result, there can be no assurance that our systems of disclosure controls, procedures and internal controls will prevent all errors or fraud, or ensure that all material information will be made known to management in a timely fashion.

As required by Rule 13a-15(b) of the Exchange Act, the company has carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Vice President, Chief Financial Officer, General Counsel and Secretary, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based upon the evaluation, the company's management, including its President and Chief Executive Officer and its Vice President, Chief Financial Officer, General Counsel and Secretary, concluded that, as of June 30, 2004, NUI's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in NUI's reports filed or submitted under the Exchange Act was accumulated and communicated to NUI's management, including its President and Chief Executive Officer and its Vice President, Chief Financial Officer, General Counsel and Secretary, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Class Action Litigation

Between October 28, 2002 and December 20, 2002, five substantially similar civil actions were commenced in the United States District Court for the District of New Jersey, in which the plaintiffs allege that the company and two of its former presidents violated federal securities laws by issuing false statements and failing to disclose information regarding the company's financial condition and current and future financial prospects in its earnings statements, press releases, and in statements to analysts and others.  By orders dated December 19, 2002, January 22, 2003, and February 3, 2003, the five actions were consolidated into one action captioned In re NUI Securities Litigation. The five consolidated lawsuits include: (1) an action captioned Jack Klebanow, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 28, 2002;  (2) an action captioned Gisela Friedman, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on October 31, 2002;  (3) an action captioned Thomas Davis, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on November 6, 2002; (4) an action captioned Marvin E. Russell, on behalf of himself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 10, 2002; and (5) an action captioned Phyllis Waltzer, on behalf of herself and all others similarly situated v. NUI Corporation and John Kean, Jr., filed in the United States District Court for the District of New Jersey on December 20, 2002. By order dated February 3, 2003, a Lead Plaintiff, Lead Counsel and Liaison Counsel were appointed in the consolidated action. By stipulation of the parties, an Amended Consolidated Class Action Complaint was filed on May 12, 2003, and subsequently plaintiffs were granted leave to file a Second Amended Consolidated Class Action Complaint, which was filed on July 17, 2003. The Second Amended Complaint, brought on behalf of a putative class of purchasers of NUI's common stock between November 8, 2001 and October 17, 2002, asserts claims under Section 10(b), including Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act against the company and two of its former presidents.  Specifically, the Second Amended Complaint alleges that the defendants failed to disclose material facts and materially inflated the company's earnings by (i) allegedly making misleading statements concerning, and failing to properly record, bad debt costs, and (ii) recording revenues from a purportedly illegal "reterminating" billing practice allegedly engaged in by its former subsidiary. The Second Amended Complaint seeks unspecified monetary damages on behalf of the class, including costs and attorneys fees. On October 14, 2003, defendants moved to dismiss the Second Amended Complaint under, inter alia, the Private Securities Litigation Reform Act. The motion was heard on March 15, 2004.  By decision and order dated April 23, 2004, the district court granted in part and denied in part defendants' motion to dismiss. The district court dismissed the Section 10(b) claims against the individual defendants and dismissed all claims against the company concerning the alleged "reterminating" scheme. The district court denied the motion to dismiss with respect to certain allegations that the company made misleading misstatements concerning the accurate level of bad debt and earnings and denied the motion to dismiss the Section 20(a) claims against the individual defendants. Defendants filed an Answer to the Second Amended Complaint on May 10, 2004 denying any wrong doing and asserting affirmative defenses. Discovery has recently commenced. Although the company intends to vigorously defend these lawsuits, it is not possible at this time to determine a likely outcome.

James Greiff and TIC Enterprises, Inc. Litigation

This case, originally filed in Georgia State Court, then removed by defendants to the United States District Court for the Northern District of Georgia, was transferred on the defendants' motion to the District of Delaware.  The plaintiffs, James Greiff and TIC Enterprises, Inc. sued the company and three other company related entities, NUI Sales Management, Inc., NUI Capital Corp. and TIC, for breach of contract and fraud.  The plaintiffs alleged they were entitled to (i) $3 million arising from the defendants' alleged breach of contract; (ii) an amount to be proven at trial arising from the defendants' alleged breach of a 2001 Purchase Agreement; (iii) $22 million and punitive damages for the defendants' alleged fraud; and (iv) $3 million plus interest and punitive damages for the defendants' alleged fraudulent transfers.  The plaintiffs also alleged a tortious interference claim for $3 million.  On May 5, 2004, NUI received the plaintiffs' written acceptance of the company's settlement proposal, and the plaintiffs requested that NUI prepare the appropriate settlement documents for review. As a result, the company reduced the amount payable under a promissory note held by the plaintiffs from $3.0 million to $1.4 million on the September 30, 2003 Consolidated Balance Sheet, and recorded a gain of $1.6 million in other income on the Consolidated Statement of Income for fiscal 2003. The  final Settlement Agreement was executed on June 4, 2004, general releases were exchanged and the company paid the plaintiffs $1.4 million to fully and finally settle all claims between the parties.  On June 15, 2004, the court ordered dismissal of the case pursuant to a Stipulation of Voluntary Dismissal With Prejudice filed by the parties.

Joseph Pietrangelo, on behalf of himself and a class of persons similarly situated v. NUI Corporation, John Kean, John Kean Jr., Mark Abramovic, James R. Van Horn, Thomas W. Williams, Charles N. Garber, James J. Forese, Dr. Vera King Farris, J. Russell Hawkins, Bernard S. Lee, R. V. Whisnand, and John Winthrop.

On or about July 8, 2004, a complaint for breach of fiduciary duty under the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the District of New Jersey, in which Plaintiff alleges that the company and twelve current or former officers and/or directors breached alleged fiduciary duties owed to the employee participants of the NUI Corporation Savings and Investment Plan for Collective Bargaining Employees and the NUI Corporation Savings and Investment Plan for other company employees (collectively, the Plans).  Specifically, Plaintiff alleges that Defendants failed to disclose, and made false and misleading statements concerning, the true level of the company's bad debt, the true level of the company's earnings per share, the accurate status and contribution of the company's energy trading business and other allegedly material operating and accounting issues, all of which allegedly caused the company's stock to trade at artificially inflated prices.  As a result, Plaintiff alleges, Defendants breached various fiduciary duties allegedly owed to participants of the Plans under ERISA, and engaged in a prohibited transaction under Section 404 of ERISA, by purportedly: (i) selecting and maintaining a stock fund consisting of company shares (the NUI Stock Fund) as an investment alternative in the Plans when it allegedly was no longer suitable and prudent, (ii) encouraging employees to invest in the NUI Stock Fund, (iii) continuing to invest in, and failing to divest the Plans from, the NUI Stock Fund when it allegedly became an imprudent investment, (iv) abdicating a purported duty to review, evaluate and monitor the suitability of the Plans' investment in the NUI Stock Fund and (v) failing to provide accurate, material information to the Plans' participants concerning the NUI Stock Fund.  Plaintiff purports to bring a putative class action on behalf of all participants or beneficiaries of the Plans from November 11, 2001 through and including September 26, 2003.  The company has not yet been served formally with the complaint.  Although the company intends to vigorously defend the lawsuit, it is not possible at this time to determine a likely outcome.

Flint Energy Construction Co., Inc. and Virginia Gas Pipeline Company Litigation

Flint Energy Construction Co., Inc. sued Virginia Gas Pipeline Company (VGPC) on a contract claim for amounts billed to VGPC for work performed by Flint Energy as general contractor on the extension of VGPC's P-25 pipeline. VGPC is counter-suing Flint for breach of contract. The case has moved to the deposition phase and is expected to be brought to trial in September 2004. Flint originally billed VGPC $2.2 million, which represents the disputed amount.  At this time, the company is unable to determine the likely outcome.

Specific Cruise Systems, Inc. and Frigette, Inc. d/b/a SCS/Frigette, Inc. v. TIC, Nortel Networks, Inc. and Sherry Hutto Walton

Plaintiffs, Specific Cruise Systems, Inc. and Frigette, Inc. d/b/a SCS/Frigette, Inc., filed a Petition in Texas state court against TIC, one of TIC's former employees, Sherry Walton, and Nortel Networks, Inc. on November 5, 2002 for alleged damages relating to lost profits and replacement services arising out of their claims for breach of contract, fraudulent inducement, and breach of warranty, as well as for an offset/credit in connection with the sale by TIC of telephone equipment. TIC denies that it made such representations and is relying upon the contracts entered into between the parties. TIC seeks payment for the balance due relating to the sale in the amount of $83,331.00. If the provisions of the contract are not enforceable, the plaintiffs may be entitled to lost profits resulting from the alleged delay in the installation of the system and the alleged interference with their business resulting from defects in the system. If the contract is deemed enforceable, a provision in the contract providing a limitation on liability may preclude recovery by plaintiff on certain issues. On July 2, 2004, plaintiffs filed an Amended Petition that adds a claim for conspiracy to fraudulently induce and seeks exemplary damages in connection with the fraud claim. Also on July 2, 2004, plaintiffs filed Amended Responses to Defendant Nortel Network's Request for Disclosure that includes damage estimates ranging from approximately $2.12 million to $2.32 million (of which approximately $1.46 million to $1.66 million is for lost profits) plus exemplary damages.

A mediation was held in 2003 and settlement discussions ensued. On June 11, 2003, TIC filed a Motion to Compel Arbitration; no decision has been rendered on the motion. Discovery is continuing and pursuant to a Second Amended Order Setting Schedule signed on August 4, 2004, trial has been set for February 28, 2005.  At this time, the company is unable to determine the likelihood of an outcome.

United States Postal Service Investigation and Claims

TIC entered into a contract with the United States Postal Service (USPS) relating to TIC's promotion of certain USPS products.  In January 2003, TIC filed with the USPS contracting officer a claim for "breakaway fees" that were provided for in the contract.  In the near future, TIC intends to file its remaining claims against USPS for unpaid commissions and accounts and lost profits.  The USPS Office of the Inspector General has been conducting an investigation of TIC, and it appears that the Inspector General's investigation relates to allegedly false claims submitted by TIC to USPS for the payment of commissions under the contract, which could result in civil and criminal liability for TIC.  TIC has been fully cooperating with the Inspector General's investigation and has provided documents, data, and technical assistance to the Inspector General.  Although the investigation has been opened for more than a year, the Inspector General has not produced any evidence showing any civil or criminal wrongdoing by TIC, and counsel for TIC has advised that no evidence of false claims by TIC has surfaced.  To date, USPS has only mentioned false claims for amounts totaling less than $800,000, plus fines and penalties, but TIC has since shown USPS that such false claims have no merit. At this time, the company is unable to determine the likely outcome.

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

As a result of its investigation, the independent counsel concluded that while NUI had established NUI Energy Brokers with internal controls designed to protect Elizabethtown Gas' assets, NUI Energy Brokers traders often ignored or circumvented these controls. The NUI Energy Brokers bonus/commission plan created an incentive for NUI Energy Brokers traders and other NUI employees who participated in the bonus/commission plan to engage in conduct that favored NUI Energy Brokers over Elizabethtown Gas or to remain silent if they observed conduct that allowed NUI Energy Brokers to benefit at Elizabethtown Gas' expense. The independent counsel concluded that the maximum amount of lost margin to Elizabethtown Gas as a result of NUI Energy Brokers' failure to obtain for Elizabethtown Gas NUI Energy Brokers' best or weighted average price of the day for comparable transactions was approximately $6.5 million over a five year period. The independent counsel also concluded that NUI Energy Brokers recorded as income a discount of $1.3 million that a counterparty gave for an early settlement of a deferred payment transaction. In addition, the independent counsel concluded that the maximum amount of lost margin to City Gas as a result of NUI Energy Brokers' failure to obtain for City Gas the best or weighted average price of the day for comparable transactions was approximately $2.6 million, for which amount the company recorded a pre‑tax reserve in September 2003. The independent counsel also reached conclusions with respect to the conduct of various employees. Based upon these conclusions, the Audit Committee recommended that the Board of Directors of NUI take certain personnel actions, which recommendation the NUI Board of Directors effected.

Since November 2003, the company, NUI Energy Brokers and Elizabethtown Gas have been the subjects of subpoenas issued by the New Jersey State Grand Jury.  The Grand Jury was seeking diverse operational, structural, financial and personnel records relative to such entities together with documentation relating to the purchase and sale of gas on behalf of either NUI Energy Brokers or Elizabethtown Gas for the period of October 1, 1998 through the end of 2003.  Documents in the latter category were also requested by the New Jersey Board of Public Utilities (NJBPU).  On June 30, 2004, NUI Energy Brokers entered into a plea agreement (the Plea Agreement) with the New Jersey Attorney General's Office (NJAG) relating to these questionable transactions at NUI Energy Brokers.  Pursuant to the Plea Agreement, NUI Energy Brokers will pay a $500,000 fine, of which $200,000 has been paid as of June 30, 2004, and the remaining amount is expected to be paid in the first quarter of fiscal 2005.  On June 30, 2004, the company entered into a letter agreement with the NJAG pursuant to which the company has agreed to develop, fund and operate certain community service programs.  This concludes the investigation by the NJAG of NUI and its subsidiaries with respect to these matters.

In November 2003, the SEC advised the company that it is conducting an informal inquiry with respect to the investigation of NUI Energy Brokers by the NJAG. On March 1, 2004, the SEC requested the company to voluntarily produce certain documents in furtherance of its informal inquiry. NUI is fully cooperating with the SEC. At this point, the company cannot predict whether or not the SEC will initiate a formal investigation into this matter.

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

31.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)            Reports on Form 8-K

         (1)                 On June 29, 2004, the company filed a Current Report on Form 8-K dated June 29, 2004, under Items 5 and 7, furnishing a press release announcing that the company had appointed Steven D. Overly as Chief Financial Officer.

(2)                 On June 30, 2004, the company filed a Current Report on Form 8-K dated June 30, 2004, under Items 5 and 7, furnishing a press release announcing that its wholesale energy trading subsidiary, NUI Energy Brokers, Inc. (NUIEB), had entered into a plea agreement with the New Jersey Attorney General's Office relating to certain transactions at NUIEB.

(3)                 On July 15, 2004, the company filed a Current Report on Form 8-K dated July 15, 2004, under Items 5 and 7, furnishing a press release announcing that the company had entered into an Agreement and Plan of Merger with AGL Resources Inc. (AGL) which provides for AGL to acquire all of the outstanding shares of common stock of NUI Corporation for $13.70 per share in cash.

(4)                 On August 12, 2004, the company filed a Current Report on Form 8-K dated August 12, 2004, under Items 7 and 9, furnishing a press release announcing that it had deferred its fiscal 2004 third quarter earnings conference call, and that the company needed to perform a review of its accounting for deferred taxes before it could announce earnings or file its Form 10-Q for the third quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUI CORPORATION
August 16, 2004	CRAIG G. MATTHEWS President and Chief Executive Officer
August 16, 2004	STEVEN D. OVERLY Vice President, Chief Financial Officer, General Counsel and Secretary